Form 10-Q
period 2000-03-31
AES IRONWOOD LLC
filed 2000-05-15
CIK 1099291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934



                 For the quarterly period ended March 31, 2000



                        Commission file number 333-91391



                              AES IRONWOOD, L.L.C.
             (Exact name of registrant as specified in its charter)



                 Delaware                                  54-145-7537
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)



      305 Prescott Road, Lebanon, PA                          17042
     (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code        (717) 228-1328


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X   No
                                          ---     ___


                                (Page 1 of 14)

                             AES IRONWOOD, L.L.C.


                               TABLE OF CONTENTS


                                                                                  Page No.
                                                                                  --------

PART I.  FINANCIAL INFORMATION
      Item 1.  Condensed Financial Statements (unaudited)
                 Condensed Statements of Operations --
                   Quarter ended March 31, 2000 and the period from
                   June 25, 1999 (inception) through March 31, 2000 .................3

                 Condensed Statements of Changes in Member's Deficit --
                   Quarter ended March 31, 2000 and the period from
                   June 25, 1999 (inception) through March 31, 1999 .................4

                 Condensed Balance Sheets --
                   March 31, 2000 and the period from
                   June 25, 1999 (inception) through December 31, 1999................5

                 Condensed Statements of Cash Flows --
                   Quarter ended March 31, 2000 and the period from
                   June 25, 1999 (inception) through March 31, 2000 ..................6

                   Notes to the Condensed Financial Statements.......................7-9

   Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..............................10-12

   Item 3.     Quantitative and Qualitative Disclosures
                   About Market Risk..................................................13

PART II.    OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..........................................14

SIGNATURES............................................................................15

                                (Page 2 of 14)

                         PART I. FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements.


AES IRONWOOD, L.L.C. (A Development Stage Enterprise)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2000 AND THE PERIOD FROM
JUNE 25, 1999 (INCEPTION) THROUGH MARCH 31, 2000
(In Thousands)
--------------------------------------------------------------------------------

                                                   Three months ended           June 25, 1999
                                                       March 31,             (Inception) through
                                                         2000                   March 31, 2000
OPERATING EXPENSES:
   General and administrative costs                      $    (1)                   $ (170)
                                                         -------                    -------

        Operating loss                                        (1)                     (170)

OTHER INCOME/EXPENSE:
   Interest income                                           945                      4,228
   Interest expense                                       (1,418)                   (7,173)
                                                         -------                    -------

NET LOSS                                                 $  (474)                   $(3,115)
                                                         =======                    =======

See notes to condensed financial statements.

                                (Page 3 of 14)

AES IRONWOOD, L.L.C. (A Development Stage Enterprise)

CONDENSED STATEMENTS OF CHANGES IN MEMBER'S DEFICIT (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2000, AND THE PERIOD FROM
JUNE 25, 1999 (INCEPTION) THROUGH MARCH 31, 2000
(In Thousands)
--------------------------------------------------------------------------------


                                                                Common Stock                             Accumulated
                                                    -----------------------------------    -------------------------------------
                                                       Shares                  Amount        Deficit                   Total
BALANCE, JUNE 25, 1999                                            -         $         -      $           -               $   -

 Net Loss                                                         -                   -              (2,641)              (2,641)
                                                      -------------         -----------      --------------        -------------

BALANCE, DECEMBER 31, 1999                                        -                   -              (2,641)              (2,641)

 Net Loss                                                         -                   -                (474)                (474)
                                                                                             --------------        -------------

BALANCE, MARCH 31, 2000                                           -         $         -             $(3,115)             $(3,115)
                                                      -------------         -----------      ==============        =============

See notes to condensed financial statements.

                                (Page 4 of 14)

AES IRONWOOD, L.L.C. (A Development Stage Enterprise)

CONDENSED BALANCE SHEETS (UNAUDITED)
MARCH 31, 2000, AND DECEMBER 31, 1999
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                             March 31,                December 31,
                                                                              2000                       1999
 ASSET
 CURRENT ASSETS:
 Cash                                                                     $          46             $          633
 Interest receivable                                                                258                        437
 Accounts receivable - other                                                        743                          -
 Investments held by trustee - at cost, which approximates market value
                                                                                  8,501                     22,568
                                                                          -------------             --------------
 Total current assets                                                             9,548                     23,638
 LAND                                                                               528                        528
 CONSTRUCTION IN PROGRESS                                                       258,146                    244,563
 CERTIFICATE OF DEPOSIT                                                             385                        385
 DEFERRED FINANCING COSTS - Net of accumulated amortization of $65
 and $44, respectively                                                            3,037                      2,447

 INVESTMENTS HELD BY TRUSTEE - At cost, which approximates market
 value                                                                           53,978                     68,145

 OTHER ASSETS                                                                       410                        317
                                                                          -------------             --------------
 TOTAL ASSETS                                                             $     326,032             $      340,023
                                                                          =============             ==============
 LIABILITIES AND MEMBER'S DEFICIT
 CURRENT LIABILITIES:
 Accounts payable                                                         $       5,967             $       20,139
 Accrued interest                                                                 2,534                      2,429
 Payable to affiliates                                                            1,228                        918
 Payable to parent                                                                  442                        442
                                                                          -------------             --------------
 Total current liabilities                                                       10,171                     23,928
 RETENTION PAYABLE                                                               10,476                     10,236
 BONDS PAYABLE                                                                  308,500                    308,500
 Total liabilities                                                              329,147                    342,664
                                                                          -------------             --------------
 COMMITMENTS (Notes 4 and 5)
 MEMBER'S DEFICIT:
 Common stock, $1 par value - 10 shares authorized, none issued or
 outstanding                                                                          -                          -

 Deficit accumulated during the development stage                                (3,115)                    (2,641)
                                                                          -------------             --------------
 Total member's deficit                                                          (3,115)                    (2,641)
                                                                          -------------             --------------
 TOTAL LIABILITIES AND MEMBER'S DEFICIT                                   $     326,032             $      340,023
                                                                          =============             ==============

See notes to condensed financial statements.

                                (Page 5 of 14)

AES IRONWOOD, L.L.C. (A Development Stage Enterprise)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2000, AND THE PERIOD FROM
JUNE 25, 1999 (INCEPTION) THROUGH MARCH 31, 2000
(IN THOUSANDS)
-------------------------------------------------------------------------------


                                                                           Three Months ended        June 25, 1999
                                                                               March  31,         (Inception) through
                                                                                 2000                March 31, 2000
OPERATING ACTIVITIES:
   Net loss                                                                    $   (474)               $  (3,115)
   Amortization of deferred financing costs                                          21                       65
   Change in:
       Interest receivable                                                          179                     (258)
       Accrued interest                                                             105                    1,847
       Other receivables                                                           (743)                    (743)
                                                                               --------                ---------
          Net cash used in operating activities                                    (912)                  (2,204)
                                                                               --------                ---------
INVESTING ACTIVITIES:
   Payments for construction in progress                                        (27,206)                (239,731)
   Payments for land                                                                  -                     (528)
   Change in debt service reserve                                                28,234                  (62,479)
   Purchase of other assets                                                         (93)                    (410)
                                                                               --------                ---------
       Net cash provided by (used in) investing activities                          935                 (303,148)
                                                                               --------                ---------
FINANCING ACTIVITIES:
   Proceeds from project debt issuance                                                -                  308,500
   Payments for deferred financing costs                                           (611)                  (3,102)
                                                                               --------                ---------
       Net cash provided by (used in) financing activities                         (611)                 305,398
                                                                               --------                ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (587)                      46

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      633                        -
                                                                                                       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $     46                $      46
                                                                               ========                =========
SUPPLEMENTAL DISCLOSURE:
   Interest paid                                                               $  7,069                $  18,833
                                                                               ========                =========

See notes to condensed financial statements.


                                (Page 6 of 14)

AES IRONWOOD, L.L.C. (A Development Stage Enterprise)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2000, AND THE
PERIOD FROM JUNE 25, 1999 (INCEPTION) THROUGH MARCH 31, 2000
--------------------------------------------------------------------------------

1. ORGANIZATION

   AES Ironwood, L.L.C. was incorporated on October 30, 1998, in the State of Delaware, to develop, construct and operate a 705-megawatt (MW) gas-fired, combined cycle electric generating facility in South Lebanon Township, Pennsylvania. AES Ironwood, L.L.C. was considered dormant until June 25, 1999, at which time it consummated a project financing and certain related agreements. The facility, currently under construction, will consist of two Westinghouse 501G combustion turbines, two heat recovery steam generators and one steam turbine. The facility will produce and sell electricity, as well as provide fuel conversion and ancillary services, solely to Williams Energy under a power purchase agreement with a term of 20 years that will commence on the facility's anticipated commercial operation date, June 30, 2001.

   AES Ironwood, L.L.C. is in the development stage and is not expected to generate any operating revenues until the facility achieves commercial operation. As with any new business venture of this size and nature, operation of the facility could be affected by many factors. Management of AES Ironwood, L.L.C. believes that the assets of the company are realizable.

   AES Ironwood, L.L.C. is a wholly-owned subsidiary of AES Ironwood, Inc., which is a wholly-owned subsidiary of The AES Corporation. AES Ironwood, Inc. has no assets other than its ownership interests in AES Ironwood, L.L.C. and AES Prescott, L.L.C. It has no operations and is not expected to have any operations. Its only income will be from distributions it receives from AES Ironwood, L.L.C. and AES Prescott, L.L.C. once the facility achieves commercial operation. The equity that AES Ironwood, Inc. is to provide to AES Ironwood, L.L.C. will be provided to AES Ironwood, Inc. by The AES Corporation. The AES Corporation files quarterly and annual audited reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, which are publicly available. AES Ironwood Inc.'s equity contribution obligations are required to be supported by either an insurance bond or letter of credit. Currently those obligations are supported by an insurance bond issued to the collateral agent.

   On June 25, 1999, AES Ironwood, L.L.C. issued $308.5 million in senior secured bonds in order to finance the construction of the facility and to fund, through the construction period, interest payments to the bondholders.

   Pursuant to an equity subscription agreement, AES Ironwood, Inc. has agreed to contribute up to approximately $50.1 million to AES Ironwood, L.L.C. to fund construction after the bond proceeds have been fully utilized.

                                (Page 7 of 14)

2. BASIS OF PRESENTATION

   In AES Ironwood, L.L.C.'s opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three months ended March 31, 2000, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for the full year. The financial statements are unaudited and should be read in conjunction with the audited financial statements for the period ended December 31, 1999.

3. EQUITY SUBSCRIPTION AGREEMENT

   AES Ironwood, L.L.C. has entered into an equity subscription agreement with AES Ironwood, Inc. pursuant to which AES Ironwood, Inc. has agreed to contribute up to approximately $50.1 million to AES Ironwood, L.L.C. to fund project costs. This amount is secured by an acceptable bond issued by AES Ironwood, Inc. AES Ironwood, Inc. will fund these amounts as they come due upon the earlier of (a) expenditure of all funds that have been established for construction or (b) the occurrence, and during the continuation of, an event of default, as defined under the indenture. A portion of this equity requirement may be made in the form of affiliate debt, which would be subordinate to the bonds.

4. POWER PURCHASE AGREEMENT

   AES Ironwood, L.L.C. and Williams Energy have entered into a power purchase agreement for the sale of all electric energy and capacity produced by the facility, as well as ancillary services and fuel conversion services. The term of the power purchase agreement is 20 years, commencing when the construction of the facility is complete and the facility is commercially viable to produce electricity and related capacity, as well as to provide ancillary and fuel conversion services. Payment obligations to AES Ironwood, L.L.C. are guaranteed by The Williams Companies, Inc. Such payment obligations under the guaranty are capped at an amount equal to 125% of the sum of the principal amounts of the bonds plus the maximum debt service reserve account required balance. AES Ironwood, L.L.C. has provided Williams Energy a guaranty issued by The AES Corporation of specific payment obligations should the facility not achieve commercial operation by June 30, 2001. The AES Corporation's liability under the guaranty is capped at $30 million. AES Ironwood, L.L.C. has the option, and may be required under specific conditions described in the power purchase agreement, to replace the guaranty issued by The AES Corporation with a letter of credit issued by a commercial bank. In such case, the repayment obligations with respect to drawings under the letter of credit are to be a senior debt obligation of AES Ironwood, L.L.C.

5. COMMITMENTS AND CONTINGENCIES

   Construction - AES Ironwood, L.L.C. has entered into a fixed-price turnkey construction agreement with Siemens Westinghouse for the design, engineering, procurement and construction of the facility. Siemens Westinghouse will provide AES Ironwood, L.L.C. with specific combustion turbine maintenance services and spare parts for an initial term of between eight and ten years under a maintenance service agreement. As of December 31, 1999, and March 31,

                                (Page 8 of 14)

   2000, AES Ironwood, L.L.C. was liable to Siemens Westinghouse for a retention payment as part of the total contract price due at the completion of the construction agreement for approximately $10.2 million and $10.5 million, respectively.

   Water Supply - AES Ironwood, L.L.C. has entered into a an agreement with the City of Lebanon Authority for the purchase of 50 percent of the water use of the facility. The agreement has a term of 25 years. Costs associated with the use of water by the facility under this agreement are based on gallons used per day at prices specified under the contract terms. AES Ironwood, L.L.C. has also entered into an agreement with Pennsy Supply, Inc. which will provide the remaining 50 percent of the water use of the facility.

   Interconnection Agreement - AES Ironwood, L.L.C. has entered into an interconnection agreement with Metropolitan Edison Company to transmit the electricity generated by the facility to the transmission grid so that it may be sold as prescribed under AES Ironwood, L.L.C.'s power purchase agreement. The agreement is in effect for the life of the facility, yet may be terminated by mutual consent of both Metropolitan Edison Company and AES Ironwood, L.L.C. under certain circumstances as detailed in the agreement. Costs associated with the agreement are based on electricity transmitted via Metropolitan Edison Company at a variable price, the tariff imposed by the Pennsylvania/New Jersey/Maryland power pool market, as charged by Metropolitan Edison Company to AES Ironwood, L.L.C., which is comprised of both service cost and asset recovery cost, as determined by Metropolitan Edison Company and approved by the Federal Energy Regulatory Committee.

   Water Supply Pipeline - AES Ironwood, L.L.C. has entered into two agreements in relation to the construction of the water supply pipeline. The first agreement is with G.L. Marks Contracting, Inc., for the construction of the water pipeline, for approximately $2.5 million. The second agreement is with Conewago Enterprises, Inc., for the construction of the pumping station, at an estimated cost of approximately $3.2 million.

   Letter of Credit - AES Ironwood, L.L.C. has a letter of credit outstanding to fund the construction of an access road to the facility during construction. In connection with this letter of credit, AES Ironwood, L.L.C. has made a collateral deposit into a certificate of deposit account of approximately $385,000, which equals the amount available under the letter of credit.

   Surety Bond Agreement - AES Ironwood, Inc. has a surety bond for $50.1 million in connection with the equity subscription agreement. Annual commitment fees will be assessed based on the amount outstanding during the year.


                                  * * * * * *

                                (Page 9 of 14)

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations

General

AES Ironwood, L.L.C. was formed on October 30, 1998 to develop, construct, own, operate and maintain our facility. We were dormant until June 25, 1999, the date of the sale of the bonds. We are in the development stage and have no operating revenues. We obtained $308,500,000 of project financing from the sale of the bonds. The total cost of the construction of our facility is estimated to be approximately $359 million, which will be financed by the proceeds from the sale of the bonds and the equity contribution described below. On May 12, 2000, we consummated an exchange offer whereby the holders of the bonds were able to exchange their bonds for new registered bonds.

Our facility is still under construction and we expect it to be completed and operational by approximately June 30, 2001.

Equity Contributions

Under the equity subscription agreement, AES Ironwood, Inc. is obligated to contribute up to approximately $50.1 million to us to fund project costs. AES Ironwood, Inc.'s obligation to make the contributions is, and will be, supported by an acceptable letter of credit or an acceptable bond.

Results of Operations

For the period from June 25, 1999 (inception) through March 31, 2000, costs in the amount of $258,146,000 pertaining to the construction of our facility have been capitalized as Construction Work in Progress and are included as assets on the balance sheet. Interest capitalized during this period was approximately $14 million. The cost of purchasing land for construction of our facility has been separately identified on the balance sheet.

From June 25, 1999 through March 31, 2000, general and administrative costs of $170,000 were incurred. These costs did not directly relate to construction and are included as expenses in the Statement of Operations.

A portion of the proceeds from the sale of the bonds have not yet been expended on construction and were invested by the trustee. The interest income earned on these invested funds is included in the Statement of Operations.

The interest expense incurred on the portion of the bond proceeds expended during the construction period is capitalized to Construction in Progress and is included on the balance sheet. Interest expense incurred on the bond proceeds not spent on construction of our facility are included as interest expense in the Statement of Operations.

For the period from June 25, 1999 through March 31, 2000, non-capitalizable costs plus interest expense and less interest income resulted in a net loss on the June 25, 1999 (Inception) through March 31, 2000 Statement of Operations of approximately $3.1 million. The results of operations may not be comparable with the results of operations during future periods, especially when our facility begins commercial operations in 2001.

                                (Page 10 of 14)

Liquidity and Capital Resources

We believe that the net proceeds from the sale of the bonds, together with the equity contribution, will be sufficient to (1) fund the engineering, procurement, construction, testing and commissioning of our facility until it is placed in commercial operation, (2) pay certain fees and expenses in connection with the financing and development of our project and (3) pay project costs, including interest on the bonds. After our facility is placed in commercial operation, we will depend on our revenues under the power purchase agreement, and after the power purchase agreement expires, we will depend on market sales of electricity.

In order to provide liquidity in the event of cash flow shortfalls, the debt service reserve account will contain an amount equal to the debt service reserve account required balance through cash funding, issuance of the debt service reserve letter of credit or a combination of the two.

As of March 31, 2000, we have commitments totaling $240 million arising from the construction of our facility. In addition, we have committed to two additional capital expenditures totaling $5.7 million. One is for the pipeline for $2.5 million and the other is for a pumping station for $3.2 million. Of these two commitments, $3.2 million has been paid as of March 31, 2000. The remainder of the committed amounts are expected to be paid in fiscal years 2000 and 2001.
The amounts are expected to be paid out of the proceeds from the sale of the bonds and the equity contribution.

Business Strategy and Outlook

Our overall business strategy is to market and sell all of our net capacity, fuel conversion and ancillary services to Williams Energy during the term of the power purchase agreement. After expiration of the power purchase agreement, we anticipate selling our facility's capacity, ancillary services and energy under a power purchase agreement or into the Pennsylvania/New Jersey/Maryland power pool market. We intend to cause our facility to be managed, operated and maintained in compliance with the project contracts and all applicable legal requirements.

                                (Page 11 of 14)

Item 3  QUANTITATIVE AND QUALIFICATION DISCLOSURES ABOUT MARKET RISK.

        AES Ironwood, L.L.P.'s market risks are not materially different from those market risks described in the final prospectus dated March 31, 2000 (File No. 333-91391).

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K


      a)  Exhibits

          Exhibit 27   Financial data schedule

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          AES IRONWOOD, L.L.C.

                                      (Registrant)



Date: May 15, 2000         By:  /s/ John Ruggirello
                                -------------------
                                John Ruggirello
                                President



Date: May 15, 2000         By:  /s/ Barry Sharp
                                ---------------
                                Barry Sharp
                                Vice President and Chief Financial Officer (and
                                principal accounting officer)