Form 10-Q
period 2000-06-30
AES IRONWOOD LLC
filed 2000-08-14
CIK 1099291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

                        Commission file number 333-91391

                              AES IRONWOOD, L.L.C.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                    54-1457537
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                   Identification Number)

                      305 PRESCOTT ROAD, LEBANON, PA 17042
                                 (717) 228-1328
             (Registrant's address of principal executive offices,)
              (zip code and telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes X    No
                                                    ----    ----

                                 (Page 1 0f 15)

                                               AES IRONWOOD, L.L.C.

                                                 TABLE OF CONTENTS

                                                                                                       PAGE NO.
PART I.  FINANCIAL INFORMATION


       Item 1.        Condensed Financial Statements  (unaudited)

                           Condensed Statements of Operations --
                             Six month and three month periods ended June 30, 2000 and the period from June 25, 1999 (inception) through June 30, 2000 ..................3

                           Condensed Statements of Changes in Member's Deficit --
                             Period from June 25, 1999 (inception) through June 30, 2000 ..................4

                           Condensed Balance Sheets --
                             June 30, 2000 and December 31, 1999...........................................5

                           Condensed Statements of Cash Flows --
                             Six months ended June 30, 2000 and the period from June 25, 1999
                             (inception) through June 30, 2000 ............................................6

                           Notes to the Condensed Financial Statements.....................................7

       Item 2.        Management's Discussion and Analysis of Financial
                           Condition and Results of Operations............................................10

       Item 3.        Quantitative and Qualitative Disclosures
                           About Market Risk..............................................................12

PART II. OTHER INFORMATION

       Item 6.        Exhibits and Reports on Form 8-K....................................................13

SIGNATURES................................................................................................14


                                 (Page 2 of 15)

                          PART I. FINANCIAL INFORMATION

ITEM 1.                   CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                              AES IRONWOOD, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

     CONDENSED STATEMENTS OF OPERATIONS, SIX AND THREE MONTHS PERIODS ENDED
      JUNE 30, 2000 AND THE PERIOD FROM JUNE 25, 1999 (INCEPTION) THROUGH
                                  JUNE 30, 2000
                             (DOLLARS IN THOUSANDS)


                                                                              June 25, 1999
                                                 Three Months    Six Months    (inception)
                                                    Ended          Ended         Through
                                                June 30, 2000  June 30, 2000  June 30, 2000
                                                -------------  -------------  -------------
OPERATING EXPENSES
        General and administrative costs...      $     -        $    (1)       $  (170)
                                                 -------        -------        -------
        Operating Loss ....................            -             (1)          (170)


OTHER INCOME/EXPENSE
        Interest income ...................          766          1,711          4,994
        Interest expense ..................         (902)        (2,320)        (8,075)
                                                 -------        -------        -------
        NET LOSS ..........................      $  (136)       $  (610)        (3,251)
                                                 =====================================





                                   See notes to condensed financial statements.


                                 (Page 3 of 15)

                              AES IRONWOOD, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

        CONDENSED STATEMENTS OF CHANGES IN MEMBER'S DEFICIT, PERIOD FROM
                JUNE 25, 1999 (INCEPTION) THROUGH JUNE 30, 2000
                             (DOLLARS IN THOUSANDS)


                                  Common Stock             Accumulated
                              Shares         Amount          Deficit        Total

BALANCE, JUNE 25,1999 ...          -       $      -         $     -          $    -
Net Loss ................          -              -          (2,641)         (2,641)
                            --------       --------         --------         -------
BALANCE, DECEMBER 31,1999          -              -          (2,641)         (2,641)
Net Loss ................          -              -            (474)           (474)
                            --------       --------         --------         -------
BALANCE, MARCH 31,2000 ..          -              -          (3,115)         (3,115)
Net Loss ................          -              -            (136)           (136)
                            --------       --------         --------        --------
BALANCE, JUNE 30,2000....          -       $      -         $(3,251)        $(3,251)
                            ========       ========         ========        ========


                                   See notes to condensed financial statements.


                                 (Page 4 of 15)

                              AES IRONWOOD, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            CONDENSED BALANCE SHEETS,
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)


                                                                                      June 30,       December 31,
                                                                                        2000             1999
  ASSETS:

  Current Assets:
     Cash ...................................................................        $     223         $     633
     Interest Receivable ....................................................              217               437
     Accounts Receivable - other ............................................              182                 -
     Investments held by trustee-at cost, which approximates market
       value ................................................................           39,264            22,568
                                                                                     ---------         ---------
       Total current assets .................................................           39,886            23,638

  Land ......................................................................              528               528
  Construction in progress ..................................................          276,398           244,563
  Certificate of deposit ....................................................              385               385
  Deferred financing costs - Net of accumulated amortization of $145 and $44,
    respectively ............................................................            3,488             2,447
  Investments held by trustee-At cost, which approximates market value ......                -            68,145
  Other assets ..............................................................              410               317
                                                                                     ---------         ---------
       Total assets .........................................................        $ 321,095           340,023
                                                                                     =========         =========

  LIABILITIES AND MEMBER'S DEFICIT:

  Current Liabilities:
     Accounts payable .......................................................        $      24         $  20,139
     Accrued Interest .......................................................            2,714             2,429
     Payable to affiliate ...................................................            1,640               918
     Payable to parent ......................................................              475               442
     Retention payable ......................................................           10,993                 -
                                                                                     ---------         ---------
       Total current liabilities ............................................           15,846            23,928

  Retention payable .........................................................                -            10,236
  Bonds payable .............................................................          308,500           308,500
       Total liabilities ....................................................          324,346           342,664
                                                                                     ---------         ---------
  Commitments (Notes 4 and 5)

  Member's deficit:
     Common stock, $1 par value-10 shares authorized, none issued or
       outstanding ..........................................................                -                 -
     Deficit accumulated during the development stage .......................           (3,251)           (2,641)
                                                                                     ---------         ---------
       Total member's deficit ...............................................           (3,251)           (2,641)
                                                                                     ---------         ---------
       Total liabilities and member's deficit ...............................        $ 321,095         $ 340,023
                                                                                     =========         =========


                  See notes to condensed financial statements.


                                 (Page 5 of 15)

                              AES IRONWOOD, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

  CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND
         THE PERIOD FROM JUNE 25, 1999 (INCEPTION)THROUGH JUNE 30, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                          June 25, 1999
                                                                           Six Month       (inception)
                                                                         period ended        through
                                                                         June 30 2000     June 30, 2000
                                                                       ---------------- ----------------
  OPERATING ACTIVITIES:
  Net loss .......................................................        $    (610)        $  (3,251)
  Amortization of deferred financing costs .......................              101               145
  Change in:
     Interest receivable .........................................             (220)             (217)
     Accrued interest ............................................              285             2,714
     Other receivables ...........................................             (182)             (182)
                                                                          ---------         ---------
              Net cash used in operating activities ..............             (186)             (791)

  INVESTING ACTIVITIES:
  Payments for construction in progress ..........................          (50,438)         (263,266)
  Payments for land ..............................................                -              (528)
  Change in debt service reserve .................................           51,449           (39,649)
  Purchase of other assets .......................................              (93)             (410)
                                                                          ---------         ---------
              Net cash provided by (used in) investing activities               918          (303,853)

  FINANCING ACTIVITIES:
  Proceeds from project debt issuance ............................                -           308,500
  Payments for deferred financing costs ..........................           (1,142)           (3,633)
                                                                          ---------         ---------
               Net cash (used in) provided by financing activities           (1,142)          304,867

  NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...........             (410)              223
                                                                          ---------         ---------
  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................              633                 0
  CASH AND CASH EQUIVALENTS, END OF PERIOD .......................        $     223         $     223
                                                                          =========         =========
  SUPPLEMENTAL DISCLOSURE:
              Interest paid ......................................        $  13,899         $  25,663
                                                                          =========         =========


                  See notes to condensed financial statements.

                                 (Page 6 of 15)

                              AES IRONWOOD, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

 NOTES TO CONDENSED FINANCIAL STATEMENTS SIX MONTHS ENDED JUNE 30, 2000, THREE
    MONTHS ENDED JUNE 30, 2000 AND THE PERIOD FROM JUNE 25, 1999 (INCEPTION)
                             THROUGH JUNE 30, 2000.

1.    ORGANIZATION

       AES Ironwood, L.L.C. was incorporated on October 30, 1998, in the State of Delaware, to develop, construct, and operate a 705-megawatt (MW) gas-fired, combined cycle electric generating facility in South Lebanon Township, Pennsylvania. AES Ironwood, L.L.C. was considered dormant until June 25, 1999, at which time it consummated a project financing and certain related agreements. The facility, currently under construction, will consist of two Westinghouse 501 G combustion turbines, two heat recovery steam generators, and one steam turbine. The facility will produce and sell electricity, as well as provide fuel conversion and ancillary services, solely to Williams Energy under a power purchase agreement with a term of 20 years that will commence on the facility's anticipated commercial operation date, June 30, 2001.

       AES Ironwood, L.L.C. is in the development stage and is not expected to generate any operating revenues until the facility achieves commercial operations. As with any new business venture of this size and nature, operation of the facility could be affected by many factors. Management of AES Ironwood, L.L.C. believes that the assets of AES Ironwood, L.L.C. are realizable.

       AES Ironwood, L.L.C. is a wholly-owned subsidiary of AES Ironwood, Inc., which is a wholly-owned subsidiary of The AES Corporation. AES Ironwood, Inc. has no assets other than its ownership interests in AES Ironwood, L.L.C. and AES Prescott, L.L.C. It has no operations and is not expected to have any operations. Its only income will be from distributions it receives from AES Ironwood, L.L.C. and AES Prescott, L.L.C., once AES Ironwood, L.L.C. achieves commercial operation. The equity that AES Ironwood, Inc. is to provide to AES Ironwood, L.L.C. will be provided to AES Ironwood, Inc. by The AES Corporation, which owns all of the stock of AES Ironwood, Inc. The AES Corporation files quarterly and annual audited reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, which are publicly available. AES Ironwood Inc.'s equity contribution obligations are required to be supported by either an insurance bond or letter of credit. Currently those obligations are supported by an insurance bond issued to the collateral agent.

       On June 25, 1999, AES Ironwood, L.L.C. issued $308.5 million in senior secured bonds for the purpose of providing financing for the construction of the facility and to fund, through the construction period, interest payments to the bondholders.

       Pursuant to an equity subscription agreement, AES Ironwood, Inc. has agreed to contribute up to approximately $50.1 million to AES Ironwood, L.L.C. to fund construction after the bond proceeds have been fully utilized.


                                 (Page 7 of 15)

2.    BASIS OF PRESENTATION

       In AES Ironwood, L.L.C.'s opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the six month and three month periods ending June 30, 2000, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results of operations to be expected for the full year.

       The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles, they should be read in conjunction with the audited financial statements for the period ended December 31, 1999 and notes thereto included in AES Ironwood, L.L.C.'s final prospectus dated March 31, 2000. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

3.    EQUITY SUBSCRIPTION AGREEMENT

       AES Ironwood, L.L.C., along with AES Ironwood, Inc., has entered into an equity subscription agreement, pursuant to which AES Ironwood, Inc. has agreed to contribute up to approximately $50.1 million to AES Ironwood, L.L.C. to fund project costs. This amount is secured by an acceptable bond issued by AES Ironwood, Inc. AES Ironwood, Inc. will fund these amounts as they come due upon the earlier of (a) expenditure of all funds that have been established for construction or (b) the occurrence, and during the continuation of, an event of default, as defined under the indenture governing its senior secured bonds. A portion of this equity requirement may be made in the form of affiliate debt, between AES Ironwood, Inc. and AES Ironwood, L.L.C., which would be subordinate to the senior secured bonds.

4.    POWER PURCHASE AGREEMENT

       AES Ironwood, L.L.C. and Williams Energy have entered into a power purchase agreement for the sale of all electric energy and capacity produced by the facility, as well as ancillary services and fuel conversion services. The term of the power purchase agreement is 20 years, commencing when the construction of the facility is complete and the facility is commercially viable to produce electricity and related capacity, as well as to provide ancillary and fuel conversion services. Payment obligations to AES Ironwood, L.L.C. are guaranteed by The Williams Companies, Inc. Such payment obligations under the guarantee are capped at an amount equal to 125% of the sum of the principal amount of the senior secured bonds plus the maximum debt service reserve account required balance. AES Ironwood, L.L.C. has provided Williams Energy a guaranty issued by The AES Corporation of specific payment obligations should the facility not achieve commercial operation by June 30, 2001. The AES Corporation's liability under the guaranty is capped at $30 million. AES Ironwood, L.L.C. has the option, and may be required under specific conditions described in the power purchase agreement, to replace the guaranty issued by The AES Corporation with a letter of credit issued by a


                                 (Page 8 of 15)
       commercial bank. In such case, the repayment obligations with respect to drawings under the letter of credit are to be a senior debt obligation of AES Ironwood, L.L.C..

5.    COMMITMENTS AND CONTINGENCIES

       CONSTRUCTION - AES Ironwood, L.L.C. has entered into a fixed-price turnkey construction agreement with Siemens Westinghouse for the design, engineering, procurement and construction of the facility. Siemens Westinghouse will provide AES Ironwood, L.L.C. with specific combustion turbine maintenance services and spare parts for an initial term of between eight and ten years under a maintenance service agreement. As of December 31, 1999, and June 30, 2000 AES Ironwood, L.L.C. was liable to Siemens Westinghouse for a retention payment as part of the total contract price due at the completion of the contract for approximately $10.2 million and $10.9 million, respectively.

       WATER SUPPLY - AES Ironwood, L.L.C. has entered into a contract with the City of Lebanon Authority for the purchase of 50 percent of the water use of the facility. The contract has a term of 25 years. Costs associated with the use of water by the facility under this contract are based on gallons used per day at prices specified under the contract terms. AES Ironwood, L.L.C. has also entered into an agreement with Pennsy Supply, Inc. which will provide the remaining 50 percent of the water use of the facility.

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

       WATER SUPPLY PIPELINE - AES Ironwood, L.L.C. has entered into two agreements in relation to the construction of the water supply pipeline. The first agreement is with G.L. Marks Contracting, Inc., for the construction of the water pipeline for approximately $2.5 million. The second agreement is with Conewago Enterprises, Inc., for the construction of the pumping station, at an estimated cost of approximately $3.2 million.

       LETTER OF CREDIT - AES Ironwood, L.L.C. also has a letter of credit agreement outstanding to fund the construction of an access road to the facility during construction. In connection with this letter of credit, AES Ironwood, L.L.C. has made a collateral deposit into a certificate of deposit account of approximately $385,000, which equals the amount available under this agreement.

       SURETY BOND AGREEMENT - AES Ironwood, Inc. has a surety bond agreement for $50.1 million in relation to its equity subscription agreement. Annual commitment fees will be assessed based on the amount outstanding during the year.


                                 (Page 9 of 15)

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Form 10-Q, as well as statements made by the Company in periodic press releases and other public communications, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "estimates," "plans," "projects," "expects," "may," "will," "should," "approximately," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. The Company has based these forward-looking statements on its current expectations and projections about future events based upon its knowledge of facts as of the date of this Form 10-Q and its assumptions about future events.

All statements other than of historical facts included herein, including those regarding market trends, the Company's financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors outside of the Company's control that may cause the actual results or performance of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, among others, the factors discussed in the "Risk Factors" section of the Company's final prospectus dated March 31, 2000.

The Company has no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

GENERAL

AES Ironwood, L.L.C. (the "Company") was formed on October 30, 1998 to develop, construct, own, operate and maintain its facility. The Company was dormant until June 25, 1999, the date of the sale of the senior secured bonds. The Company is in the development stage and has no operating revenues. The Company obtained $308,500,000 of project financing from the sale of the senior secured bonds. The total cost of the construction of the Company's facility is estimated to be approximately $359 million, which will be financed by the proceeds from the sale of the senior secured bonds and the equity contribution described below. On May 12, 2000, the Company consummated an exchange offer whereby the holders of the senior secured bonds were able to exchange their privately placed senior secured bonds for registered senior secured bonds.

The Company's facility is still under construction and is expected to be completed and operational by approximately June 30, 2001.

EQUITY CONTRIBUTIONS

Under the equity subscription agreement, AES Ironwood, Inc. is obligated to contribute up to


                                (Page 10 of 15)
approximately $50.1 million to the Company to fund project costs. AES Ironwood, Inc.'s obligation to make the contributions is, and will be, supported by an acceptable letter of credit or an acceptable bond.

RESULTS OF OPERATIONS

For the period from June 25, 1999 (inception) through June 30, 2000, costs in the amount of $276,398,000 pertaining to the cost of the construction of the Company's facility have been capitalized as Construction Work in Progress and are included as assets on the balance sheet. Interest capitalized during this period was approximately $20.1 million. The cost of purchasing land for construction of the Company's facility has been separately identified on the Balance Sheets.

From June 25, 1999 (inception) through June 30, 2000, general and administrative costs of $170,000 were incurred. These costs did not directly relate to construction and are included as expenses in the Statement of Operations.

A portion of the proceeds from the sale of the senior secured bonds have not yet been expended on construction and were invested by the trustee. The interest income earned on these invested funds is included in the Statement of Operations.

The interest expense incurred on the portion of the bond proceeds expended during the construction period is capitalized to Construction in Progress and is included on the balance sheet. Interest expense incurred on the bond proceeds not spent on construction of the Company's facility are included as interest expense in the Statement of Operations.

For the period from June 25, 1999 (inception) through June 30, 2000, non-capitalizable costs plus interest expense and less interest income resulted in a net loss on the June 25, 1999 (inception) through June 30, 2000 Statement of Operations of approximately $3.3 million. The results of operations may not be comparable with the results of operations during future periods, especially when the Company's facility begins commercial operations in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that the net proceeds from the sale of the senior secured bonds, together with the equity contribution, will be sufficient to (1) fund the engineering, procurement, construction, testing and commissioning of the Company's facility until it is placed in commercial operation, (2) pay certain fees and expenses in connection with the financing and development of the Company's project and (3) pay project costs, including interest on the senior secured bonds. After the Company's facility is placed in commercial operation, it will depend on revenues under the power purchase agreement, and after the power purchase agreement expires, it will depend on market sales of electricity.

In order to provide liquidity in the event of cash flow shortfalls, the debt service reserve account will contain an amount equal to the debt service reserve account required balance through cash funding, issuance of the debt service reserve letter of credit or a combination of the two.

As of June 30, 2000, the Company had commitments totaling $240 million arising from the construction of its facility. Of this commitment, $212 million has been paid as of June 30, 2000. In addition, the Company has committed to two additional capital expenditures totaling $5.7 million. One is for a pipeline


                                (Page 11 of 15)
for $2.5 million and the other is for a pumping station for $3.2 million. Of these two commitments, $4.6 million has been paid as of June 30, 2000. The remainder of the committed amounts are expected to be paid in fiscal years 2000 and 2001. These amounts are expected to be paid out of the proceeds from the sale of the senior secured bonds and the equity contribution.

BUSINESS STRATEGY AND OUTLOOK

The Company's overall business strategy is to market and sell all of its net capacity, fuel conversion and ancillary services to Williams Energy during the term of the power purchase agreement. After expiration of the power purchase agreement, the Company anticipates selling its facility's capacity, ancillary services and energy under a power purchase agreement or into the Pennsylvania/New Jersey/Maryland power pool market. The Company intends to cause its facility to be managed, operated and maintained in compliance with the project contracts and all applicable legal requirements.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

AES Ironwood, L.L.C's market risks are not materially different from those market risks described in the final prospectus dated March 31, 2000.


                                (Page 12 of 15)

                           PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       a)  EXHIBITS

              Exhibit Number                              Description
              --------------                              -----------

                    27                              Financial data schedule

       b)  REPORTS ON FORM 8-K.

       The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.


                                (Page 13 of 15)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AES IRONWOOD, L.L.C.


Date:  August 9, 2000           By:  /s/ JOHN RUGGIRELLO
                                     ---------------------------------
                                     JOHN RUGGIRELLO

                                     President

Date:  August 9, 2000           By:  /s/ BARRY SHARP
                                     ----------------------------------
                                     BARRY SHARP*

                                     Vice President and Chief Financial Officer
                                     (and principal accounting officer)

                                      /s/ JOHN RUGGIRELLO
                                      ----------------------------------
                                      * JOHN RUGGIRELLO, ATTORNEY-IN-FACT


                                (Page 14 of 15)