Form 10-Q
period 2000-09-30
AES IRONWOOD LLC
filed 2000-11-14
CIK 1099291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

                              AES IRONWOOD, L.L.C.

                                TABLE OF CONTENTS

                                                                                                                        Page No.

PART I.  FINANCIAL INFORMATION

       Item 1.      Condensed Financial Statements  (unaudited)

                         Condensed Statements of Operations -- Three month period ended September 30, 1999 and 2000, nine month period ended September 30, 2000 and the period from June 25, 1999 (inception)
                             through September 30, 2000 ....................................................................3

                         Condensed Balance Sheets -- September 30, 2000 and December 31, 1999...............................4

                         Condensed Statement of Changes in Member's Deficit -- Period from June 25, 1999
                             (inception) through September 30, 2000 ........................................................5

                         Condensed Statements of Cash Flows -- Nine months ended September 30, 2000 and the period from June 25, 1999 (inception) through September 30, 2000 .....................................6

                         Notes to the Condensed Financial Statements........................................................7

       Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations..................10

       Item 3.      Quantitative and Qualitative Disclosures About Market Risk.............................................12

PART II. OTHER INFORMATION

       Item 6.      Exhibits and Reports on Form 8-K.......................................................................13

SIGNATURES.................................................................................................................14

                          PART I. FINANCIAL INFORMATION

                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                              AES IRONWOOD, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF OPERATIONS,
                  THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000,
                       NINE MONTHS ENDED SEPTEMBER 30, 2000
    AND THE PERIOD FROM JUNE 25, 1999 (INCEPTION) THROUGH SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                          June 25,1999
                                                                                           (inception)
                                     Three Months Ended            Nine Months Ended         through
                                        September 30,                September 30,        September 30,
                               -------------------------------    --------------------   ----------------
                                   2000              1999             2000                    2000
                                   ----              ----             ----                    ----

OPERATING EXPENSES
   General and
   Administrative costs         $  (137)          $  (162)           $  (138)             $  (307)
                               -------------     -------------    -------------          ----------------
   Operating Loss                  (137)             (162)              (138)                (307)


OTHER INCOME/EXPENSE
   Interest income                  581             1,896            2,292                  5,576
   Interest expense                (455)           (3,504)          (2,775)                (8,531)
                               -------------     -------------    -------------          ----------------
NET LOSS                        $   (11)          $(1,770)         $  (621)               $(3,262)
                               =============     =============    =============          ================



                  See notes to condensed financial statements.

                              AES IRONWOOD, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            CONDENSED BALANCE SHEETS,
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                  September 30,         December 31,
                                                                                       2000                 1999
                                                                                       ----                 ----
ASSETS:

Current Assets:
     Cash ...............................................................          $        289         $        633
     Interest Receivable.................................................                   341                  437
     Accounts Receivable - other.........................................                   164                    -
         Investments held by trustee -at cost, which approximates market                 29,498               22,568
       value.............................................................
                                                                                 -----------------    -----------------
         Total current assets............................................                30,292               23,638

Land                                                                                        528                  528
Construction in progress.................................................               289,000              244,563
Certificate of deposit...................................................                   385                  385
Deferred financing costs - net of accumulated amortization of $182 and $44,               3,452                2,447
     respectively........................................................
Investments held by trustee- at cost, which approximates market value....                     -               68,145
Other assets.............................................................                   410                  317
                                                                                 -----------------    -----------------
         Total assets....................................................          $    324,067         $    340,023
                                                                                 =================    =================

LIABILITIES AND MEMBER'S DEFICIT:

Current Liabilities:
     Accounts payable....................................................          $      2,466         $     20,139
     Accrued Interest....................................................                 2,277                2,429
     Payable to affiliate................................................                 2,465                  918
     Payable to parent...................................................                   499                  442
     Retention payable...................................................                11,122                    -
                                                                                 -----------------    -----------------

         Total current liabilities.......................................                18,829               23,928

Retention payable........................................................                     -               10,236
Bonds payable............................................................               308,500              308,500
                                                                                 -----------------    -----------------
         Total liabilities...............................................               327,329              342,664
                                                                                 =================    =================

Commitments (Notes 4 and 5)

Member's deficit:
     Common stock, $1 par value-10 shares authorized, none issued or                          -                    -
         outstanding.....................................................
     Deficit accumulated during the development stage....................                (3,262)              (2,641)
                                                                                 -----------------    -----------------
         Total member's deficit..........................................                (3,262)              (2,641)
                                                                                 -----------------    -----------------
         Total liabilities and member's deficit..........................          $    324,067         $    340,023
                                                                                 =================    =================

                  See notes to condensed financial statements.

                             AES IRONWOOD, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

    CONDENSED STATEMENT OF CHANGES IN MEMBER'S DEFICIT, PERIOD FROM JUNE 25,
                  1999 (INCEPTION) THROUGH SEPTEMBER 30, 2000

                             (DOLLARS IN THOUSANDS)

                                                        COMMON STOCK                 ACCUMULATED
                                                        ------------                 -----------
                                                 SHARES             AMOUNT             DEFICIT               TOTAL
                                                 ------             ------             -------               -----
BALANCE, JUNE 25,1999                                 -                      -       $       -             $       -
Net Loss                                              -                      -          (2,641)               (2,641)
                                              --------------     --------------    -----------------     --------------
BALANCE, DECEMBER 31,1999                             -                      -          (2,641)               (2,641)
Net Loss                                              -                      -            (621)                 (621)
                                              --------------     --------------    -----------------     --------------
BALANCE, SEPTEMBER 30, 2000                           -                      -       $  (3,262)            $  (3,262)
                                              ==============     ==============    =================     ==============

                  See notes to condensed financial statements.

                              AES IRONWOOD, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

   CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND THE PERIOD FROM JUNE 25, 1999 (INCEPTION) THROUGH SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                                June 25, 1999
                                                                Nine Months ended            (inception) through
                                                                September 30, 2000           September 30, 2000
                                                             -------------------------     ------------------------
OPERATING ACTIVITIES:
 Net loss............................................          $     (621)                   $   (3,262)
 Amortization of deferred financing costs............                 138                           182
 Change in:
    Interest receivable..............................                  96                          (341)
     Accrued interest................................                (152)                         (164)
     Other receivables...............................                (164)                        2,277
                                                             -------------------------     ------------------------
        Net cash used in operating activities........                (703)                       (1,308)

INVESTING ACTIVITIES:
 Payments for construction in progress...............             (59,620)                     (272,448)
 Payments for land...................................                   -                          (528)
 Change in debt service reserve......................              61,215                       (29,883)
 Purchase of other assets............................                 (93)                         (410)
                                                             -------------------------     ------------------------
 Net cash provided by (used in) investing activities.               1,502                      (303,269)

FINANCING ACTIVITIES:
 Proceeds from project debt issuance.................                   -                       308,500
 Payments for deferred financing costs...............              (1,143)                       (3,634)
                                                             -------------------------     ------------------------
 Net cash (used in) provided by financing activities.              (1,143)                      304,866

 NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS .......................................                (344)                          289
                                                             -------------------------     ------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......                 633                             -

CASH AND CASH EQUIVALENTS, END OF PERIOD.............          $      289                    $      289
                                                             -------------------------     ------------------------
SUPPLEMENTAL DISCLOSURE:
        Interest paid................................          $   20,930                    $   32,694
                                                             =========================     ========================


                  See notes to condensed financial statements.

                              AES IRONWOOD, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000,
                    NINE MONTHS ENDED SEPTEMBER 30, 2000 AND
        THE PERIOD FROM JUNE 25, 1999 (INCEPTION) THROUGH SEPTEMBER 30, 2000

1.       ORGANIZATION

         AES Ironwood, L.L.C. was formed on October 30, 1998, in the State of Delaware, to develop, construct, and operate a 705-megawatt (MW) gas-fired, combined cycle electric generating facility in South Lebanon Township, Pennsylvania. AES Ironwood, L.L.C. was considered dormant until June 25, 1999, at which time it consummated a project financing and certain related agreements. The facility, currently under construction, will consist of two Westinghouse 501 G combustion turbines, two heat recovery steam generators, and one steam turbine. The facility will produce and sell electricity, as well as provide fuel conversion and ancillary services, solely to Williams Energy under a power purchase agreement with a term of 20 years that will commence on the facility's anticipated commercial operation date, June 30, 2001.

         AES Ironwood, L.L.C. is in the development stage and is not expected to generate any operating revenues until the facility achieves commercial operations. As with any new business venture of this size and nature, operation of the facility could be affected by many factors. Management of AES Ironwood, L.L.C. believes that the assets of AES Ironwood, L.L.C. are realizable.

         AES Ironwood, L.L.C. is a wholly-owned subsidiary of AES Ironwood, Inc., which is a wholly-owned subsidiary of The AES Corporation. AES Ironwood, Inc. has no assets other than its ownership interests in AES Ironwood, L.L.C. and AES Prescott, L.L.C. AES Ironwood, Inc. has no operations and is not expected to have any operations. Its only income will be from distributions it receives from AES Ironwood, L.L.C. and AES Prescott, L.L.C., once AES Ironwood, L.L.C. achieves commercial operation. The equity that AES Ironwood, Inc. is to provide to AES Ironwood, L.L.C. will be provided to AES Ironwood, Inc. by The AES Corporation, which owns all of the stock of AES Ironwood, Inc. The AES Corporation files quarterly and annual audited reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, which are publicly available. AES Ironwood Inc.'s equity contribution obligations are required to be supported by either an insurance bond or letter of credit. Currently those obligations are supported by an insurance bond issued to the collateral agent.

         On June 25, 1999, AES Ironwood, L.L.C. issued $308.5 million in senior secured bonds for the purpose of providing financing for the construction of the facility and to fund, through the construction period, interest payments to the bondholders. On May 12, 2000, the Company consummated an exchange offer whereby the holders of the senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds.

         Pursuant to an equity subscription agreement (see Note 3), AES Ironwood, Inc. has agreed to contribute up to approximately $50.1 million to AES Ironwood, L.L.C. to fund construction after the bond proceeds have been fully utilized.

2.       BASIS OF PRESENTATION

         In AES Ironwood, L.L.C.'s opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the interim periods presented herein, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the three and nine months periods presented herein are not necessarily indicative of the results of operations to be expected for the full year.

         These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles, they should be read in conjunction with the audited financial statements for the period ended December 31, 1999 and notes thereto included in AES Ironwood, L.L.C.'s prospectus dated March 31, 2000.

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

5.       COMMITMENTS AND CONTINGENCIES

         CONSTRUCTION - AES Ironwood, L.L.C. has entered into a fixed-price turnkey construction agreement with Siemens Westinghouse for the design, engineering, procurement and construction of the facility. Siemens Westinghouse will provide AES Ironwood, L.L.C., at a cost of approximately $500,000 per month, with specific combustion turbine maintenance services and spare parts for an initial term of between eight and ten years under a maintenance service agreement. As of September 30, 2000 and December 31, 1999 AES Ironwood, L.L.C. was liable to Siemens Westinghouse for a retention payment as part of the total contract price due at the completion of the contract for approximately $11.1 million and $10.2 million, respectively.

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

         WATER SUPPLY PIPELINE - AES Ironwood, L.L.C. has entered into two agreements in relation to the construction of the water supply pipeline. The first agreement is with G.L. Marks Contracting, Inc., for the construction of the water pipeline for approximately $2.7 million. The second agreement is with Conewago Enterprises, Inc., for the construction of the pumping station, at an estimated cost of approximately $3.3 million.

         LETTER OF CREDIT - AES Ironwood, L.L.C. also has a letter of credit agreement outstanding to fund the construction of an access road to the facility during construction. In connection with this letter of credit, AES Ironwood, L.L.C. has made a collateral deposit into a certificate of deposit account of approximately $385,000, which equals the amount available under this agreement.

         SURETY BOND AGREEMENT - AES Ironwood, Inc. has a surety bond agreement for $50.1 million in relation to its equity subscription agreement. Annual commitment fees will be assessed based on the amount outstanding during the year. At September 30, 2000, no amount has been drawn and no amount is outstanding under the surety bond agreement.

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

         All statements other than of historical facts included herein, including those regarding market trends, the Company's financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors outside of the Company's control that may cause the actual results or performance of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, among others, the following:

                o   unexpected construction delays

                o unexpected problems relating to the start-up, commissioning and performance of the facility

                o   the financial condition of third parties on which we depend

                o an adequate merchant market after the expiration of the power purchase agreement

                o capital shortfalls and access to additional capital on reasonable terms

                o   inadequate insurance coverage

                o unexpected expenses or lower than expected revenues once commercial operations have begun

                o   environmental and regulatory compliance, and

                o the additional factors discussed in the "Risk Factors" section of the Company's prospectus dated March 31, 2000

         The Company has no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

         GENERAL

         AES Ironwood, L.L.C. (the "Company") was formed on October 30, 1998 to develop, construct, own, operate and maintain its facility. The Company was dormant until June 25, 1999, the date of the sale of the senior secured bonds. The Company is in the development stage and has no operating revenues. The Company obtained $308,500,000 of project financing from the sale of the senior secured bonds. The total cost of the construction of the Company's facility is estimated to be approximately $359 million, which will be financed by the proceeds from the sale of the senior secured bonds and the equity contribution described below. On May 12, 2000, the Company consummated an exchange offer whereby the holders of the senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds.

         The Company's facility is still under construction and is expected to be completed and operational by approximately June 30, 2001. The Company cannot assure that these expectations will be met. See "--Cautionary Note Regarding Forward-Looking Statements."

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 amends SFAS No. 133 to require implementation of SFAS No. 133 for all fiscal quarter of fiscal years beginning after June 15, 2000.

         In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133." SFAS No. 138 expands the "normal purchase and sale" exemption under SFAS No. 133.

         The Company is in the process of evaluating the potential effect on the financial statements of adopting SFAS No. 133 and SFAS No. 138. The impact of adopting SFAS No. 133 and SFAS No. 138 may be significantly affected by certain implementation issues that are due for discussion at the December 2000 meeting of the Derivatives Implementation Group.

         EQUITY CONTRIBUTIONS

         Under the equity subscription agreement, AES Ironwood, Inc. is obligated to contribute up to approximately $50.1 million to the Company to fund project costs. AES Ironwood, Inc.'s obligation to make the contributions is, and will be, supported by an acceptable letter of credit or an acceptable bond.

         RESULTS OF OPERATIONS

         As of September 30, 2000 and December 31, 1999, Construction in Progress, which includes capitalized facility construction costs, was $289.0 million and $244.6 million, respectively. For the three and nine months ended September 30, 2000, capitalized facility contruction costs were $12.6 million and $44.4 million, respectively. As discussed in greater detail below, Construction in Progress also includes the capitalization of construction related interest cost incurred on the portion of the bond proceeds expended during the construction period. These capitalized costs are included as assets on the balance sheet. Additionally, the cost of purchasing land for construction of the Company's facility has been separately identified on the Balance Sheets.

         For the three months and nine months ended September 30, 2000 and the period from June 25, 1999 (inception) through September 30, 2000, general and administrative costs of $137,000, $138,000 and $307,000, respectively, were incurred. These costs did not directly relate to construction and are included as expenses in the Statement of Operations.

         A portion of the proceeds from the sale of the senior secured bonds have not yet been expended on construction and were invested by the trustee. For the three months and nine months ended September 30, 2000 and the period from June 25, 1999 (inception) through September 30, 2000, the interest income earned on these invested funds was approximately $581,000, $2.3 million and $5.6 million, respectively, and is included in the Statement of Operations.

         As noted above, for the three and nine months ended September 30, 2000 and the period from June 25, 1999 (inception) through September 30, 2000, construction related interest costs incurred on the portion of the bond proceeds expended during the construction period is capitalized to Construction in Progress and was approximately
         $6.4 million, $18.0 million and $26.0 million, respectively. For the three months and nine months ended September 30, 2000 and the period from June 25, 1999 (inception) through September 30, 2000, interest cost incurred on the bond proceeds not spent on construction of the Company's facility was approximately $455,000, $2.8 million and $8.5 million respectively, and is included as interest expense in the Statement of Operations .

         For the three and nine months ended September 30, 2000 and the period from June 25, 1999 (inception) through September 30 2000, non-capitalizable costs plus interest cost and less interest income resulted in a net loss of approximately $11,000, $621,000 and $3.3 respectively. The results of operations may not be comparable with the results of operations during future periods, especially when the Company's facility commences commercial operations .

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

         As of September 30, 2000, the Company had original commitments totaling $240 million arising from the construction of its facility of which $209 million had been paid. In addition, the Company has committed to two additional capital expenditures totaling $5.7 million. With respect to these two commitments, $ 5.4 million has been paid as of September 30, 2000. The remainder of the committed amounts are expected to be paid in fiscal years 2000 and 2001. These amounts are expected to be paid out of the proceeds from the sale of the senior secured bonds and the equity contribution.

         BUSINESS STRATEGY AND OUTLOOK

         The Company's overall business strategy is to market and sell all of its net capacity, fuel conversion and ancillary services to Williams Energy during the 20-year term of the power purchase agreement. After expiration of the power purchase agreement, the Company anticipates selling its facility's capacity, ancillary services and energy under a power purchase agreement or into the Pennsylvania/New Jersey/Maryland power pool market. The Company intends to cause its facility to be managed, operated and maintained in compliance with the project contracts and all applicable legal requirements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         AES Ironwood, L.L.C.'s market risks are not materially different from those market risks described in its prospectus dated March 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         a)  EXHIBITS

                 EXHIBIT NUMBER                    DESCRIPTION
                 --------------                    -----------
                       27                    Financial data schedule

         b)  REPORTS ON FORM 8-K.

         The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AES IRONWOOD, L.L.C.

Date: November 14, 2000       By:   /s/ Pete Norgeot
                                 -------------------
                                    Pete Norgeot
                                    President

Date: November 14, 2000       By:   /s/ Barry Sharp
                                 ------------------
                                    Barry Sharp

                                    Vice President and Chief Financial Officer
                                    (and principal accounting officer)