Form 10-K405
period 2000-12-31
AES IRONWOOD LLC
filed 2001-03-28
CIK 1099291

================================================================================
                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K

(MARK ONE)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________

                        COMMISSION FILE NUMBER: 333-91391

                              AES IRONWOOD, L.L.C.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                   54-1457537
(STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

 305 PRESCOTT ROAD, LEBANON, PENNSYLVANIA                    17042
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

       Registrant's telephone number, including area code: (717) 228-1328

        Securities Registered Pursuant To Section 12(b) of The Act: NONE

        Securities Registered Pursuant To Section 12(g) of The Act: NONE

                          -----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [X]

As of March 26, 2001, there was one membership interest outstanding, which was held by AES Ironwood, Inc., the Company's parent and a wholly owned subsidiary of The AES Corporation.

All of the Registrant's equity securities are indirectly owned by The AES Corporation. Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format authorized by General Instruction I of the Form 10-K.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

================================================================================

                                TABLE OF CONTENTS



CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS..............................................................2
PART I ...........................................................................................................3
         ITEM 1. Business.........................................................................................3
         ITEM 2. Properties......................................................................................39
         ITEM 3. Legal Proceedings.............................................................................. 39
         ITEM 4. Submission of Matters to a Vote of Security Holders............................................ 39
PART II..........................................................................................................40
         ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters...........................40
         ITEM 6. Selected Financial Data........................................................................ 40
         ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations...........40
         ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk......................................42
         ITEM 8. Financial Statements and Supplemental Data..................................................... 43
         ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure........... 56
PART III.........................................................................................................57
         ITEM 10. Directors and Executive Officers of the Registrant.............................................57
         ITEM 11. Executive Compensation........................................................................ 59
         ITEM 12. Security Ownership of Certain Beneficial Owners and Management.................................59
         ITEM 13. Certain Relationships And Related Transactions.................................................59
PART IV..........................................................................................................60
         ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................60

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Some of the statements in this Form 10-K, as well as statements made by us in periodic press releases and other public communications, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "estimates," "plans," "projects," "expects," "may," "will," "should," "approximately," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. We have based these forward-looking statements on our current expectations and projections about future events based upon our knowledge of facts as of the date of this Form 10-K and our assumptions about future events.

         All statements other than of historical facts included herein, including those regarding market trends, our financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors outside of our control that may cause our actual results or performance to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, among others, the following:

         -        unexpected construction delays;
         - unexpected problems relating to the start-up, commissioning and performance of the facility;
         -        the financial condition of third parties on which we depend;
         - an adequate merchant market after the expiration of the power purchase agreement;
         - capital shortfalls and access to additional capital on reasonable terms;
         -        inadequate insurance coverage;
         - unexpected expenses or lower than expected revenues once commercial operations have begun;
         -        environmental and regulatory compliance; and
         - the additional factors that are unknown to us or beyond our control.

         We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

                                     PART I



ITEM 1. BUSINESS

GENERAL

         We are a Delaware limited liability company formed to develop, construct, own, operate and maintain a 705-megawatt (MW) gas-fired electric generating power plant in Lebanon County, Pennsylvania, and to manage the production of electric generating capacity, ancillary services and energy at our facility. We are in the developmental stage and currently have no operating revenues. Although there can be no assurances, we expect to become commercially operational by approximately June 30, 2001. After the commercial operation date, our sole business will be the ownership and operation of our project.

         We own the land on which our facility will be located. Our facility will be designed, engineered, procured and constructed for us by Siemens Westinghouse Power Corporation on a fixed-price, turnkey basis under the construction agreement. Siemens Westinghouse will provide combustion turbine maintenance services and spare parts with respect to our facility for an initial term of between eight and 10 years, depending on the timing of scheduled outages, under the maintenance services agreement. AES Prescott, L.L.C. (AES Prescott), an indirect wholly-owned subsidiary of The AES Corporation, will provide development, construction management and operations and maintenance services for the project under an operations agreement.

         We have entered into a power purchase agreement for a term of 20 years under which Williams Energy, Inc. has committed to purchase all of the net capacity, fuel conversion and ancillary services of our facility. Net capacity is the maximum amount of electricity generated by our facility net of electricity used at our facility. Fuel conversion services consist of the combustion of natural gas and fuel oil in order to generate electric energy. Ancillary services consist of services necessary to support the transmission of capacity and energy. Williams Energy is obligated to supply us with all natural gas and/or fuel oil necessary to provide net capacity, fuel conversion services and ancillary services under the power purchase agreement. We anticipate that during the term of the power purchase agreement substantially all of our revenues will be derived from payments made under the power purchase agreement.

         ORGANIZATIONAL STRUCTURE

         All of the equity interests in our company are owned by AES Ironwood, Inc., a wholly-owned subsidiary of The AES Corporation. The AES Corporation will provide funds to AES Ironwood, Inc. so that AES Ironwood, Inc. can make an equity contribution to us to fund project costs. AES Ironwood, Inc. currently has no operations outside of its activities in connection with our project and does not anticipate undertaking any operations not associated with our project. AES Ironwood, Inc. has no assets other than its membership interests in us and AES Prescott, L.L.C. AES Prescott has no operations outside of its activities in connection with our project. Under a services agreement, The AES Corporation will supply to AES Prescott all of the personnel and services necessary for AES Prescott to comply with its obligations under the operations agreement.

         The AES Corporation is a leading global power company committed to supplying electricity in a socially responsible way. As of December 31, 2000, The AES Corporation currently had assets of approximately $31 billion and employed approximately 27,000 people around the world. The AES Corporation is a public company and is subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, files reports, proxy statements and other information, including financial reports, with the SEC.

         The following organizational chart illustrates the relationship among our company, AES Ironwood, Inc., AES Prescott and The AES Corporation:



                               THE AES CORPORATION





                               AES IRONWOOD, INC.





                AES IRONWOOD, L.L.C.          AES PRESCOTT, L.L.C.



         Our principal executive offices are located at 305 Prescott Road, Lebanon, Pennsylvania 17042. Our telephone number is (717) 228-1328.

COMPETITION

         Under the power purchase agreement, Williams Energy will be required to purchase all of our facility's capacity and energy. Therefore, during the term of the power purchase agreement, competition from other capacity and energy providers will only become an issue if Williams Energy breaches its agreement and ceases to purchase our capacity and energy or the power purchase agreement is otherwise terminated or not performed in accordance with its terms. Following the term of the power purchase agreement, we anticipate selling our facility's net capacity, ancillary services and energy under a new power purchase agreement or into the Pennsylvania-New Jersey-Maryland (PJM) power pool market. At that time, we will face competition from other generating facilities selling into the PJM power pool market including, possibly, other facilities owned by The AES Corporation or its affiliates.

EMPLOYEES

         Other than the officers listed in the "Directors and Executive Officers of the Registrant" section of this Form 10-K, we have no employees and do not anticipate having any employees in the future. Under the operations agreement, AES Prescott will manage the development and construction of and will operate and maintain our facility. The direct labor personnel and the plant operations management will be employees of The AES Corporation provided to AES Prescott under the services agreement.

INSURANCE

         As owner of our facility, we will maintain a comprehensive insurance program as required under our various project contracts and the indenture governing our senior secured bonds and underwritten by recognized insurance companies. Among other insurance policies, we will maintain commercial general liability insurance, permanent property insurance for full replacement value of our facility and business interruption insurance covering at least 12 months of debt service and fixed operation and maintenance expenses. We have obtained title insurance in an amount equal to the principal amount of the bonds.

         AES Prescott, as operator of our facility, will maintain, among other insurance policies, workers' compensation insurance, or evidence of self-insurance, if required, and comprehensive automobile bodily injury and property damage liability insurance.

PERMITS AND REGULATORY APPROVALS

         AES Prescott, as operator of our facility, and us, as owner of our facility, must comply with numerous federal, state and local regulatory requirements including environmental requirements in the operation of our facility.

         On March 31, 1999, we received a certification from the Federal Energy Regulatory Commission (FERC) that we are an Exempt Wholesale Generator. Certification as an Exempt Wholesale Generator exempts us from regulation under the Public Utility Holding Company Act of 1935. We will maintain this status so long as we continue to make only wholesale sales of electricity, which we intend to do. Prior to commercial operation, we will be required to file the power purchase agreement with FERC and obtain approval for the rates contained therein. We may also need to obtain FERC approval for sales of electricity at market-based rates after the power purchase agreement is no longer in effect.

         On March 29, 1999, we received our Prevention of Significant Deterioration Permit, or "air permit," from the Pennsylvania Department of Environmental Protection. The appeal period in respect of the air permit expired on May 3, 1999 and no appeal was filed. The air permit requires that our facility be constructed in a manner that will allow it to meet specified limitations on emissions of air pollutants. Under the construction agreement, Siemens Westinghouse is required to construct our facility to meet these requirements.

         We are subject to a number of statutory and regulatory standards and required approvals relating to energy, labor and environmental laws. Although the necessary environmental permits for the commencement of construction of our facility have been obtained, we are required to comply with the terms of our environmental permits and to obtain other permits for the construction and operation of our facility. Several of the permits have not yet been obtained, and some cannot be obtained until operation of our facility has commenced. Under specific circumstances, delay in receipt of or failure to obtain the permits could delay completion of the construction of our facility or prevent the operation of our facility; however, we do not expect any delay or failure to obtain these permits to materially delay completion of construction or operation of the facility.

         Some permits that we have obtained in connection with our facility will require amendment prior to commercial operation of our facility and others will require renewal or reissuance during the life of our facility. While we have no reason to believe that the permits cannot be amended or will not be renewed or reissued, our inability to amend, renew or obtain reissuance of these permits in the future could cause the suspension of construction or operation of our facility.

         The permits that have been obtained and that will be obtained contain ongoing requirements. Failure to satisfy and maintain any of the permit conditions or other applicable requirements could delay or prevent completion of the construction of our facility, prevent the operation of our facility and/or result in additional costs.

         SUMMARY OF PRINCIPAL PROJECT CONTRACTS

         While the Company believes that the following summaries contain the material terms of the principal project contracts, such summaries may not include all of the provisions of each agreement that each individual investor may feel is important. These summaries do not restate each agreement discussed herein and exclude certain definitions and complex legal terminology that may be contained in each relevant agreement. You should carefully read each agreement discussed herein, each of which is filed as an exhibit to this Form 10-K.

                            POWER PURCHASE AGREEMENT

         We have entered into an Amended and Restated Power Purchase Agreement, dated as of February 5, 1999, with Williams Energy for the sale to Williams Energy of all of the electric energy and capacity produced by our facility as well as ancillary services and fuel conversion services.

TERM

         The term of the power purchase agreement extends for 20 years after the first contract anniversary date, which is the last day in the month in which the commercial operation date occurs. The commercial operation date occurs when

         - the initial start-up testing of our facility has been successfully completed,

         - we have received all approvals from PJM Interconnection, L.L.C., which is the independent system operator that operates the transmission system to which our facility will interconnect, and

         - we have obtained all required permits and authorizations for operation of our facility.

         If the commercial operation date has not occurred by June 30, 2001 for any reason, including the continued existence of or delay caused by a force majeure event affecting us, other than any delay caused by any act or failure to act by Williams Energy or any of its affiliates where the action is required under the power purchase agreement, Williams Energy will have the right to terminate the power purchase agreement. We, however, can extend the commercial operation date to December 31, 2001 (1) if we provide an opinion from a third-party engineer that the commercial operation date will occur no later than December 31, 2001 (the "Free Extension Option"), or (2) by giving Williams Energy written notice of such extension no later than April 30, 2001, and paying to Williams Energy a specified amount (for which we believe we have made adequate provisions in the project budget) by no later than June 30, 2001 (the "First Paid Extension Option").

         If we qualify for the Free Extension Option or elect the First Paid Extension Option, if the commercial operation date has not occurred by the final commercial operation date for any reason, other than as a result of a delay in exercising an interconnection agreement or any act or failure to act by Williams Energy or any of its affiliates, where the action is required under the power purchase agreement, Williams Energy will have the right to terminate the power purchase agreement. We, however, can extend the final commercial operation date to and including December 31, 2002 by giving Williams Energy written notice of the estimated extension required no later than October 31, 2001 and paying to Williams Energy certain specified amounts for each day of such extension (the "Second Paid Extension Option").

         If we elect the Second Paid Extension Option and the commercial operation date does not occur by December 31, 2002 for any reason whatsoever, including the continued existence of or delay caused by a force majeure event affecting us, other than as a result of a delay in exercising an interconnection agreement or any act or failure to act by Williams Energy or any of its affiliates where the action is required under the power purchase agreement, Williams Energy will have the absolute right to terminate the power purchase agreement.

PURCHASE AND SALE OF CAPACITY AND SERVICES

         During the term, commencing with the commercial operation date, we must sell and make available to Williams Energy on an exclusive basis, and Williams Energy must purchase and pay for, our facility's net capacity and ability to generate electric energy. In addition, during the term, commencing with the commercial operation date, we must perform for Williams Energy on an exclusive basis, and Williams Energy must purchase and pay for fuel conversion services, which consist of the generation of electric energy from fuel provided by Williams Energy.

FUEL CONVERSION AND OTHER SERVICES

         As instructed by us, Williams Energy must deliver or cause to be delivered to us at the gas delivery point and oil delivery point on an exclusive basis all quantities of natural gas and fuel oil, respectively, as we required:

         -        to generate net electric energy and/or ancillary services,

         -        to perform start-ups,

         -        to perform shutdowns, and

         - to operate our facility during any period other than a start-up, shutdown or dispatch period for any reason.

         Williams Energy will be responsible for the construction of all gas interconnection facilities. If the gas interconnection facilities have not been constructed and/or Williams Energy is unable for any reason to deliver natural gas to our facility by the date that our facility would otherwise be prepared to begin initial start-up testing, and but for the failure to provide the natural gas our facility is otherwise ready, or would otherwise have been ready, to begin the testing, then Williams Energy must commence making payments to us for each day of delay beginning on the start-up testing date and continuing until the date that natural gas is delivered to our facility for initial start-up testing, in an amount for each day of delay which is equal to one-thirtieth of the applicable total fixed payment. Upon the expiration of the power purchase agreement or any termination of the power purchase agreement as the result of Williams Energy's default, we will have the right to purchase the gas interconnection facilities from Williams Energy, or if Williams Energy does not own the gas interconnection facilities, Williams Energy must assign to us all of its rights to transportation services using the gas interconnection facilities.

         Williams Energy will be responsible for the cost of procurement and installation of the oil metering equipment. Williams Energy will be solely responsible for all costs and expenses related to the supply and transportation of natural gas and fuel oil to the gas delivery point and oil delivery point, respectively. We will be responsible for all costs and expenses related to the transportation of natural gas and fuel oil at and from the gas delivery point and oil delivery point to our facility. At our request, instead of delivering fuel oil to the applicable oil delivery point, Williams Energy must deliver or cause to be delivered the quantities of fuel oil as requested to any off-site storage facility approved by Williams Energy and delivery to that site will be deemed delivery to the oil delivery point. We will be responsible for all costs and expenses related to the transportation of the fuel oil from the off-site storage facility to our facility.

         We will be responsible for the installation, operation and maintenance at the facility site, at our sole cost and expense, of fuel oil storage tank(s) capable of storing a volume of usable fuel oil sufficient to operate our facility at maximum facility capacity output for two continuous days. We will not be obligated to operate our facility on fuel oil for more than an operating hour equivalent that is consistent with our air permit.

PRICING AND PAYMENTS

         For each month of the term after the commercial operation date, Williams Energy must pay us for our facility's net capacity, successful start-ups and associated shutdowns, other services and fuel conversion services at the applicable rates described in the power purchase agreement. Each monthly payment by Williams Energy will consist of a total fixed payment, a fuel conversion payment and a start-up payment. The total fixed payment, which is payable regardless of facility dispatch by Williams Energy but is subject to adjustment based on facility availability, is calculated by multiplying a fixed capacity rate for each contract year by our facility's net capacity in the billing month and is anticipated to be sufficient to cover our debt service and fixed operating and maintenance costs and to provide us a return on equity. The fuel conversion payment is intended to cover our variable operating and maintenance costs and escalates annually based on an escalation index described in the power purchase agreement. In addition, we may receive heat rate bonuses or be required to pay heat rate penalties.

         Prior to the commercial operation date, and during specific facility tests thereafter, we will purchase natural gas from Williams Energy. Williams Energy will sell to us the natural gas at prices specified in the power purchase agreement, and we will sell to Williams Energy at the electric delivery point any net electric energy produced during those periods at 90% of the energy market clearing price.

         Williams Energy will be entitled to an annual fuel conversion volume rebate if its dispatch of our facility exceeds specified levels and specified monthly non-dispatch payments if, under specific circumstances, our facility is not available for dispatch. All fuel conversion volume rebate payments and non-dispatch payments must be made to Williams Energy after debt service and specified other payments but prior to any distribution to holders of the equity interests in our company. Fuel conversion volume rebate payments must be paid to Williams Energy within 30 days after the end of the contract year in which the payments have been earned and non-dispatch payments must be paid to Williams Energy within 20 days after the end of the month on which a payment obligation arises. Fuel conversion volume rebate payments and any non-dispatch payments owed to Williams Energy and not paid when due must be paid, together with interest, when funds become available to us at the priority level described above.

PROJECT DEVELOPMENT

         We must provide to Williams Energy within 10 days after the completion of initial start-up testing, pertinent written data substantiating our facility's capability to provide net capacity.

         We must, at our own cost and expense, obtain as and when required all approvals, permits, licenses and other authorizations from governmental authorities as may be required to construct, operate and maintain our facility, the interconnection facilities and protective gas apparatus and to perform our obligations under the power purchase agreement, and during the term, we must obtain all additional governmental approvals, permits, licenses and authorizations as may be required with respect to our facility as soon as practicable.

INITIAL START-UP TESTING; COMMERCIAL OPERATION

         We must provide to Williams Energy (1) written notice, at least 30 days in advance, of the expected commercial operation date and (2) a copy of the notice of commercial operation within five days after the commercial operation date. Williams Energy will have the right to be present at initial start-up testing of our facility.

INTERCONNECTION AND METERING EQUIPMENT

         At our sole cost and expense, we will own and design, construct, install and maintain, or be responsible for the design, construction, installation and maintenance of our facility, the Interconnection Facilities and Protective Gas Apparatus needed to generate and deliver Net Electric Energy and/or ancillary services to the Electric Delivery Point in order to fulfill our obligations under the power purchase agreement, including all Interconnection Facilities and Protective Gas Apparatus that may be located at any switchyard and/or substation to be built at our facility. Our facility, the Interconnection Facilities and Protective Gas Apparatus must be designed, constructed and completed in a good and workmanlike manner and in accordance with accepted electrical practices, with respect to our facility and Interconnection Facilities, or in accordance with standard gas industry practices, with respect to Protective Gas Apparatus, so that the expected useful life of our facility, the Interconnection Facilities and Protective Gas Apparatus will be not less than the term of the power purchase agreement.

         At our cost and expense as of December 31, 2000, the interconnection facilities and protective gas apparatus needed to generate and deliver net electric and/or ancillary services to the electric delivery point have been completed as required under the power purchase agreement. The interconnection facilities and protective gas apparatus have been designed, constructed and completed in a good and workmanlike manner and in accordance with accepted electrical practices, with respect to our facility and interconnection facilities or in accordance with standard gas industry practices, with respect to protective gas apparatus, so that the expected useful life of our facility, the interconnection facilities and protective gas apparatus will be not less than the term of the power purchase agreement.

         We will have been solely responsible for the negotiation and execution of the interconnection agreement with GPU Energy under which GPU Energy will own and be responsible for the electric metering equipment and the design, installation, construction and maintenance of the electrical facilities and protective apparatus, including any transmission equipment and related facilities, necessary to interconnect GPU Energy's electrical system with our facility at the electric delivery point. Williams Energy must reimburse us for the reasonable GPU Energy costs (i.e., transmission facility upgrades, GPU Energy protective apparatus and other equipment, GPU Energy electric meters, and GPU Energy costs for PJM and other required interconnection-related studies) incurred, or to be reimbursed, by us under the interconnection agreement up to a maximum amount which is in excess of the costs anticipated to be incurred by us under the interconnection agreement.

         Williams Energy will be responsible for the installation, maintenance and testing of the gas metering equipment, to the extent not otherwise installed, maintained and tested by the supplier of gas transportation services, and oil metering equipment, as reasonably approved by us.

         All electric metering equipment, gas metering equipment and oil metering equipment, whether owned by us or by a third party, must be operated, maintained and tested in accordance with accepted electrical practices, in the case of the electric metering equipment, and in accordance with applicable industry standards, in the case of the gas metering equipment and oil metering equipment.

OPERATION / DISPATCH

         Our facility, the interconnection facilities and the protective gas apparatus must be operated in accordance with accepted electrical practices and applicable requirements and guidelines reasonably adopted by GPU Energy from time to time and applied consistently to GPU Energy's electric generating facilities, with respect to our facility and interconnection facilities, or in accordance with standard gas industry practices, with respect to protective gas apparatus. If there is a conflict between the terms and conditions of the power purchase agreement and GPU Energy requirements, GPU Energy requirements will control.

         We must operate our facility in parallel with GPU Energy's electrical system with governor control and the net electric energy to be delivered by us under the power purchase agreement must be three-phase, 60 hertz, alternating current at a nominal voltage acceptable to GPU Energy at the Electric Delivery Point, must not adversely affect the voltage, frequency, waveshape or Power Factor of power at the Electric Delivery Point and must be delivered to the Electric Delivery Point in a manner acceptable to GPU Energy.

         The power purchase agreement acknowledges that GPU Energy has the right to require us to disconnect our facility from GPU Energy's electrical system, or otherwise curtail, interrupt or reduce deliveries of net electric energy, for specific safety or emergency reasons. If our facility has been disconnected for these reasons, Williams Energy will continue to be obligated to make total fixed payments for at least 24 hours after the occurrence of the disconnection of our facility by GPU Energy.

         We must use commercially reasonable efforts to promptly correct any condition at our facility which necessitates the disconnection of our facility from GPU Energy's electrical system or the reduction, curtailment or interruption of electrical output of our facility. Williams Energy will have the exclusive right to schedule the operation of our facility or a unit in accordance with the provisions of the power purchase agreement so long as the scheduling is consistent with the design limitations of our facility, applicable law, regulations and permits, and manufacturers' reasonable recommendations for operating limits with respect to our facility and major components.

         During initial start-up testing and up to two times each year thereafter, we must demonstrate, in accordance with the then-applicable criteria of PJM, applicable generally to independent power and GPU

Energy generating facilities in PJM of similar technology, the capability of our facility to produce and maintain, as required for the demonstration, our facility's net capacity.

FORCE MAJEURE

         A party will be excused from performing its obligations under the power purchase agreement and will not be liable in damages or otherwise to the other party if and to the extent the party declares that it is unable to perform or is prevented from performing an obligation under the power purchase agreement by a force majeure condition, except for any obligations and/or liabilities under the power purchase agreement to pay money, which will not be excused, and except to the extent an obligation accrues prior to the occurrence or existence of a force majeure condition so long as:

         - the party declaring its inability to perform by virtue of force majeure, as promptly as practicable after the occurrence of the force majeure condition, but in no event more than five days later, gives the other party written notice describing, in detail, the nature, extent and expected duration of the force majeure condition;

         - the suspension of performance is of no greater scope and of no longer duration than is reasonably required by the force majeure condition;

         - the party declaring force majeure uses all commercially reasonable efforts to remedy its inability to perform; and

         - once the party declaring force majeure is able to resume performance of its obligations excused as a result of the force majeure condition, it promptly gives written notice to the other party.

         Irrespective of whether the force majeure condition is declared by Williams Energy or us, the time period of a force majeure will be excluded from the calculation of all payments under the power purchase agreement and Williams Energy must be under no obligation to pay us any of the payments described in the power purchase agreement. If Williams Energy declares a force majeure, however, it must, subject to its right to terminate the power purchase agreement if the force majeure has not been fully corrected or alleviated within 18 months of the declaration, continue to pay us only the applicable monthly total fixed payment as described in the power purchase agreement until the earlier of (1) the termination of the force majeure condition or (2) the termination of the power purchase agreement. Furthermore, if we declare a force majeure due to an action or inaction of GPU Energy that prevents us from delivering net electric energy to the electric delivery point, Williams Energy must continue to pay the applicable portion of the total fixed payment for the first 24 hours of the period. Notwithstanding anything to the contrary contained in the power purchase agreement, except as may expressly be provided in the power purchase agreement, the term force majeure will not include the following nor will the following excuse a party's performance:

         - The failure to complete our facility by or to achieve the commercial operation date as extended under the power purchase agreement, which failure is caused by, arises out of or results from the acts or omissions of us, and/or from the acts or omissions of any third party, unless, and then only to the extent that, any acts or omissions of the third party (1) would itself be excused under the power purchase agreement by virtue of a force majeure condition, or (2) is the result of a failure of Williams Energy to provide fuel to our facility under the power purchase agreement; or

         - Any reduction, curtailment or interruption of generation or operation of our facility, or of the ability of Williams Energy to accept or transmit net electric energy, whether in whole or in part, which reduction, curtailment or interruption is caused by or arises from the acts or omissions of any third party providing services or supplies to the party claiming force majeure, including any vendor or supplier to either party of materials, equipment, supplies or services, or any inability of GPU Energy to deliver net electric energy to Williams Energy, unless, and then only to the extent that, any acts or omissions would itself be excused under the power purchase agreement as a force majeure; or

         - Any outage, whether or not due to the fault or negligence of us, of our facility attributable to a defect or inadequacy in the manufacture, design or installation of our facility that prevents, curtails, interrupts or reduces the ability of our facility to generate net electric energy or the ability of us to perform our obligations under the power purchase agreement; or

         - To the extent that the party claiming force majeure failed to prevent or remedy the force majeure condition by taking all commercially reasonable acts, short of litigation if the remedy requires litigation, and, except as otherwise provided in the power purchase agreement, failed to resume performance under the power purchase agreement with reasonable dispatch after the termination of the force majeure condition; or

         - To the extent that the claiming party's failure to perform was caused by lack of funds; or

         - To the extent Williams Energy is unable to perform due to a shortage of natural gas or fuel oil supply not caused by an event of force majeure; or

         - Because of an increase or decrease in the market price of electric energy/capacity, natural gas or fuel oil, or because it is uneconomic for the party to perform its obligations under the power purchase agreement.

         Neither party will be required to settle any strike, walkout, lockout or other labor dispute on terms which, in the sole judgment of the party involved in the dispute, are contrary to its interest. Williams Energy will have the right to terminate the power purchase agreement if a force majeure has been declared by us and the effect of the force majeure has not been fully corrected or alleviated within 18 months after the date the force majeure was declared. Williams Energy, however, will not have the right to terminate the power purchase agreement if (1) the force majeure was caused by Williams Energy or (2) the force majeure event does not prevent or materially limit Williams Energy's ability to sell our facility's net capacity into or through the PJM power pool market or to a third party.

EVENTS OF DEFAULT; TERMINATION; REMEDIES

         The following will constitute events of default under the power purchase agreement:

         - breach of any term or condition of the power purchase agreement, including, but not limited to, (1) any failure to maintain or to renew any security, (2) any breach of a representation, warranty or covenant or (3) failure of either party to make a required payment to the other party;

         - our facility is not available to provide fuel conversion services to Williams Energy during any period of 180 consecutive days after the commercial operation date, except as may be excused by force majeure or the absence of available natural gas, or if the non-availability is caused by act or failure by Williams Energy where the action is required by the power purchase agreement;

         - we sell or supply net electric energy, ancillary services or capacity from our facility, or agree to do the same, to any person or entity other than Williams Energy, without the prior approval of Williams Energy;

         - failure by us for 30 consecutive days to perform regular and required maintenance, testing or inspection of the interconnection facilities, our facility and/or other electric equipment and facilities;

         - failure by us for 30 consecutive days to correct or resolve a material violation of any code, regulation and/or statute applicable to the construction, installation, operation or maintenance of our facility, the interconnection facilities, protective gas apparatus or any other electric equipment and facilities required to be constructed and operated under the power purchase agreement when the violation impairs our continued ability to perform under the power purchase agreement;

         - involuntary bankruptcy or insolvency of either party and continues for more than 60 days;

         -        voluntary bankruptcy or insolvency by either party;

         - any modifications, alterations or other changes to our facility by or on behalf of us which prevent us from fulfilling, or materially diminishes our ability to fulfill, our obligations, duties, rights and responsibilities under the power purchase agreement and which after reasonable notice and opportunity to cure, are not corrected;

         - there will be outstanding for more than 60 days any unsatisfied final, non-appealable judgment against us in an amount exceeding $500,000, unless the existence of the unsatisfied judgment does not materially affect our ability to perform our obligations under the power purchase agreement; and

         - (1) The AES Corporation will cease to own, directly or indirectly, beneficially and of record, at least 50 percent of the equity interests in our company or will cease to possess the power to direct or cause the direction of our management or policies or (2) any person or an affiliate, other than The AES Corporation or an affiliate, authorized to act as a power marketer by FERC will own, directly or indirectly, beneficially or of record, any of the equity interests in our company.

         Upon the occurrence of any event of default, other than an event of default for voluntary bankruptcy or insolvency, for which no notice will be required or opportunity to cure permitted, the party not in default, to the extent the party has actual knowledge of the occurrence of the event of default, must give prompt written notice of the default to the defaulting party. The notice must describe, in reasonable detail, the nature of the default and, where known and applicable, the steps necessary to cure the default. The defaulting party must have 30 days, but only two business days in the case of a default for failure to make a requested payment to the non-defaulting party under the power purchase agreement, following receipt of the notice either to cure the default or commence in good faith all the steps as are necessary and appropriate to cure the default if the default cannot be completely cured within the 30-day period. If the defaulting party fails to cure the default or take the steps as provided under the preceding paragraph, and immediately upon the occurrence of any event of default for voluntary bankruptcy or insolvency, the power purchase agreement may be terminated by the non-defaulting party, without any liability or responsibility whatsoever, by written notice to the party in default. The non-defaulting party may exercise all the rights and remedies as are available to it to recover damages caused by the default.

SECURITY

         We agreed to compensate Williams Energy for any actual damages it suffers or incurs as the result of its reliance upon the delivery of our facility's net capacity, ancillary services and fuel conversion services, to the extent the damages cannot be mitigated fully. We further agreed that the damages Williams Energy may suffer under these circumstances will be any and all reasonable costs incurred by Williams Energy in excess of costs that would have been incurred had the commercial operation date occurred on or before June 30, 2001, as the date may be extended under the power purchase agreement. As required by the power purchase agreement, we have provided to Williams Energy a guaranty of our performance and payment obligations under the power purchase agreement from The AES Corporation in the amount of $30 million, which guaranty must terminate on the commercial operation date. At any time that The AES Corporation's senior unsecured debt is no longer rated investment grade by Standard & Poor's or Moody's, or at any time at our option, we must provide the financial security for the guaranty amount as specified in the following paragraph. Upon the provision of the guaranty or other financial security referred to in this paragraph, the guaranty provided by The AES Corporation under the provisions of the original power purchase agreement must be canceled and returned to us.

         We must provide to Williams Energy, within 30 days after a reduction in the unsecured debt rating of The AES Corporation as described above, or at any time if payment is so secured at our option, security in the form of a single letter of credit, satisfactory to Williams Energy in form and substance, upon which Williams Energy may draw if our facility does not achieve the commercial operation date by the date specified in the power purchase agreement, as the date may be extended. If the security contains an expiration date, either express or implied, we must renew the security not later than 30 days prior to the expiration date and must contemporaneously provide written notice of the renewal to Williams Energy. If we fail to renew the security as described above, Williams Energy is entitled to demand and receive payment thereunder on or after three days after written notice of the failure is provided to us, and in the event the amount so drawn must be deposited in an interest bearing escrow account and must be returned to us at the commercial operation date unless otherwise drawn on by Williams Energy in satisfaction of our obligations under the preceding security provisions. The requirement for the security must terminate upon the commercial operation date.

         Williams Energy has provided to us a guarantee, issued by The Williams Companies, Inc., of Williams Energy's performance and payment obligations under the power purchase agreement. If The Williams Companies, Inc. is no longer rated investment grade, however, the guarantee must, within 30 days after the loss of the rating, be replaced by a guarantee from another affiliate of Williams Energy that is rated investment grade or by other security acceptable to us, including a letter of credit which meets the requirements of the power purchase agreement.

ASSIGNMENT

         Generally, neither the power purchase agreement nor any rights, duties, interests or obligations thereunder may be assigned, transferred, pledged or otherwise encumbered or disposed of, by operation of law or otherwise without the prior written consent of the other party.

         We agreed that we will not sell, transfer, assign, lease or otherwise dispose of our facility or any substantial portion thereof or interest therein necessary to perform our obligations under the power purchase agreement to any person that is a FERC-authorized power marketer or an affiliate without the prior written consent of Williams Energy, which consent must not be unreasonably withheld.

                             CONSTRUCTION AGREEMENT

         We, as assignee of AES Ironwood, Inc., have entered into an Agreement for Engineering, Procurement and Construction Services, dated as of September 23, 1998, as amended, with Siemens Westinghouse for Siemens Westinghouse to perform services in connection with the design, engineering, procurement, site preparation and clearing, civil works, construction, start-up, training and testing and to provide all materials and equipment (excluding operational spare parts), machinery, tools, construction fuels, chemicals and utilities, labor, transportation, administration and other services and items (collectively and separately, the "services") for our facility.

SIEMENS WESTINGHOUSE'S SERVICES AND OTHER OBLIGATIONS

         Siemens Westinghouse must complete our project by performing or causing to be performed all of the services. The required services will include: engineering and design; construction and construction management; providing design documents, instruction manuals, a project procedures manual and quality assurance plan; procuring all materials, equipment and supplies and all contractor and subcontractor labor and manufacturing and related services; providing a spare parts list; providing all labor and personnel; obtaining some applicable permits and providing information to assist us in obtaining other applicable permits; performing inspection, expediting, quality surveillance and traffic services; transporting, shipping, receiving and marshalling all materials, equipment and supplies and other items; providing storage for all materials, supplies and equipment and procurement or disposal of all soil and gravel (including remediation and disposal of specific hazardous materials); providing for design, construction and installation of electrical interconnection facilities (including electric metering equipment, automatic regulation equipment, protective apparatus and control system equipment) and reviewing other GPU Energy interconnections to our facility (including gas and water pipelines); performing performance tests and power purchase agreement output tests; providing for start-up and initial operation functions; and providing specified spare parts, waste disposal services, chemicals, consumables and utilities.

         The services will also include: training our personnel prior to provisional acceptance; providing us and our designee with access to the facility site; obtaining additional necessary real estate rights; clean-up and waste disposal (including hazardous materials brought to the facility site by Siemens Westinghouse or the subcontractors); submitting a construction schedule and progress reports; payment of contractor taxes; employee identification and security arrangements; protecting adjoining utilities and public and private lands from damage; paying appropriate royalties and license fees; providing final releases and waivers to us; posting collateral or providing other assurances if major subcontractors fail to furnish final waivers; maintaining labor relations and project labor agreements; providing further assurances; coordinating with other contractors; and causing Siemens Corporation to execute and deliver the related guaranty.

CONSTRUCTION AND START-UP

         Siemens Westinghouse must perform certain services in accordance with prudent utility practices, generally accepted standards of professional care, skill, diligence and competence applicable to engineering, construction and project management practices, all applicable laws, all applicable permits, the real estate rights, the quality assurance plan, GPU Energy electrical interconnection requirements, the environmental requirements and safety precautions described in the construction agreement, and all of the requirements necessary to maintain the warranties granted by the subcontractors under the construction agreement. Siemens Westinghouse must perform the services in accordance with our construction schedule and must cause

         - each construction progress milestone to be achieved on or prior to the applicable construction progress milestone date,

         - either provisional acceptance or interim acceptance of our facility to occur on or prior to the guaranteed provisional acceptance date, and

         - final acceptance of our facility to occur on or before the guaranteed final acceptance date.

         Siemens Westinghouse must perform the services so that our facility, when operated in accordance with the instruction manual and the power purchase agreement operating requirements, regardless of whether our facility is operated at 705 megawatts or at a different output, on natural gas and on fuel oil, respectively, as of provisional acceptance, interim acceptance and final acceptance, will comply with all applicable laws and applicable permits, GPU Energy electrical interconnection requirements and the guaranteed emissions limits in accordance with the completed performance test requirements.

CONTRACT PRICE AND PAYMENT

         The adjusted contract price, including base scope changes through the date of the construction agreement, is $241 million and commencing on the construction commencement date is to be paid in installments in accordance with the payment and milestone schedule. The contract price may be adjusted as a result of scope changes. We must make scheduled payments to Siemens Westinghouse upon receipt of Siemens Westinghouse's payment request unless the independent engineer fails to confirm the matters certified to by Siemens Westinghouse in the request, in which case we may defer the scheduled payments until the condition is satisfied. We must withhold from each scheduled payment 5%, other than our project completion payment, of the payment until after final acceptance. At final acceptance, we must pay all retainage except for $1,000,000 and 150% of the cost of completing all punch list items. We must pay our project completion payment, including all remaining retainage within 30 days after project completion. Upon the termination of the construction agreement, Siemens Westinghouse will be entitled to a termination payment equal to the scheduled payments due and owing, retainage and termination costs incurred by Siemens Westinghouse and subcontractors. We are not obligated to make any payment to Siemens Westinghouse at any time Siemens Westinghouse is in material breach of the construction agreement, unless Siemens Westinghouse is diligently pursuing a cure. All payments are subject to release of claims.

OUR REQUIRED SERVICES

         Our responsibilities include: designating a representative for our project; furnishing Siemens Westinghouse access to the facility site; securing specified applicable permits and real estate rights; providing specified start-up personnel; furnishing water, water delivery facilities, specified spare parts, water disposal services and consumables; providing permanent utilities for the start-up, testing and operation of our facility; providing fuel supply arrangements; providing electrical interconnection facilities arrangements; furnishing approvals; administering third-party contracts; and causing The AES Corporation to provide a pre-financial closing guaranty.

         If we fail to meet any of our obligations under the construction agreement, then, to the extent that Siemens Westinghouse was reasonably delayed in the performance of the services as a direct result thereof, an equitable adjustment to one or more of the contract price, the guaranteed completion dates, the construction progress milestone dates, the payment and milestone schedule and our construction schedule, and, as appropriate, the other provisions of the construction agreement that may be affected thereby, will be made by agreement between us and Siemens Westinghouse.

COMPLETION AND ACCEPTANCE OF OUR PROJECT

MECHANICAL COMPLETION

         MECHANICAL COMPLETION WILL BE ACHIEVED WHEN:

         - All equipment and facilities necessary for the full, safe and reliable operation of our facility have been properly constructed, installed, insulated and protected where required, and correctly adjusted, and can be safely used for their intended purposes in accordance with the instruction manual and all applicable laws and applicable permits;

         - The tests required for mechanical completion that are identified in the construction agreement have been successfully completed;

         - Our facility is fully and properly interconnected and synchronized with the electrical system of GPU Energy in accordance with GPU Energy electrical interconnection requirements, and all features and equipment of our facility are capable of operating simultaneously; and

         - The complete performance by Siemens Westinghouse of all the services relating to our facility under the construction agreement, except for any remaining punch list items, performance tests, power purchase agreement output tests and reliability run, in compliance with the standards of performance described in the construction agreement, so that our facility meets all of the applicable requirements described in the construction agreement but excluding the achievement of the guaranteed emission limits and the performance guarantees.

         When Siemens Westinghouse believes that it has achieved mechanical completion, it must deliver to us the notice of mechanical completion. Within 10 days of receipt of the notice of mechanical completion, if it is satisfied that the mechanical completion requirements have been met, we must deliver to Siemens Westinghouse a mechanical completion certificate. If reasonable cause exists for doing so, we must notify Siemens Westinghouse in writing that mechanical completion has not been achieved, stating the reasons therefor. If mechanical completion has not been achieved as so determined by us, Siemens Westinghouse must promptly do so or perform the additional services that will achieve mechanical completion of our facility and must issue to us another notice of mechanical completion. The procedure must be repeated as necessary until mechanical completion of our facility has been achieved.

PERFORMANCE TESTS AND POWER PURCHASE AGREEMENT OUTPUT TESTS

         Once mechanical completion has been achieved, Siemens Westinghouse must perform the performance tests and power purchase agreement output tests in accordance with criteria described in the construction agreement. Siemens Westinghouse must give us notice of the performance tests and power purchase agreement output tests. We must arrange for the disposition of output during start-up and testing. Siemens Westinghouse may declare the performance test or the power purchase agreement output test to be a completed performance test or a completed power purchase agreement output test, respectively, if during the tests the operation of our facility complies with applicable laws, applicable permits, guaranteed emissions limits and other required standards.

PROVISIONAL ACCEPTANCE

         Provisional acceptance will be achieved when:

         - Siemens Westinghouse has concluded a completed performance test in which our facility, while operating on natural gas, demonstrates during a minimum of two 2-hour tests an average net electrical output and a net heat rate of 95% (or higher) of the natural gas-based electrical output guarantee and 108% (or lower) of the natural gas-based heat rate guarantee;

         - Siemens Westinghouse has concluded a completed power purchase agreement output test in which our facility demonstrates (1) a level of achievement of 95% (or higher) of the natural gas-based electrical output guarantee, while operating on natural gas, and (2) to our reasonable satisfaction, the other capabilities required to be demonstrated under the construction agreement; and

         - Our facility has achieved, and continues to satisfy, the requirements of mechanical completion.

         When Siemens Westinghouse believes that it has achieved provisional acceptance of our facility, it must deliver to us a notice of provisional acceptance. If we are satisfied that the provisional acceptance requirements have been met, we must deliver to Siemens Westinghouse a provisional acceptance certificate. If reasonable cause exists for doing so, we must notify Siemens Westinghouse in writing that provisional acceptance of our facility has not been achieved, stating the reasons therefor. If we determine that provisional acceptance of our facility has not been achieved, Siemens Westinghouse must promptly do so or perform the additional services as will achieve provisional acceptance and, if Siemens Westinghouse believes that provisional acceptance of our facility has been achieved, must issue to us another notice of provisional acceptance. Unless interim acceptance or final acceptance of our facility has previously occurred, the procedure must be repeated as necessary until provisional acceptance of our facility has been achieved. Upon the earliest to occur of provisional acceptance, interim acceptance and final acceptance of our facility, we must take possession and control our facility and will thereafter be solely responsible for its operation and maintenance. After we take possession and control of our facility, Siemens Westinghouse must have reasonable access to our facility to complete the services. At

December 31, 2000, provisional acceptance had not been achieved. Although there can be no assurances, we expect to achieve provisional acceptance by approximately June 30, 2001.

INTERIM ACCEPTANCE

         Interim  acceptance will be achieved when:

         - Siemens Westinghouse has concluded a completed performance test in which our facility, while operating on natural gas, demonstrates during the performance test an average net electrical output and a net heat rate (each as measured and corrected to the design operating conditions, all in accordance with the procedures described in the construction agreement) of 95% (or higher) of the natural gas-based electrical output guarantee (but in no event lower than the percentage of the natural gas-based electrical output guarantee demonstrated by the applicable completed performance test and completed power purchase agreement output test at provisional acceptance, if applicable) and 104% (or lower) of the natural gas-based heat rate guarantee;

         - If neither provisional acceptance nor interim acceptance of our facility has occurred, Siemens Westinghouse has concluded a completed power purchase agreement output test in accordance with the construction agreement to be concluded in which our facility demonstrates (1) a level of achievement of 95% (or higher) of the natural gas-based electrical output guarantee, while operating on natural gas, and (2) to GPU Energy's reasonable satisfaction, the other capabilities required to be so demonstrated under the construction agreement;

         - Our facility has achieved, and continues to satisfy the requirements for the achievement of, mechanical completion; and

         - Siemens Westinghouse has completed performance of the services except for (1) punch list items and (2) services that are required by the terms of the construction agreement to be completed after the achievement of interim acceptance.

         When Siemens Westinghouse believes that it has achieved interim acceptance of our facility, it must deliver to us a notice of interim acceptance. If we are satisfied that the interim acceptance requirements have been met, we must deliver to Siemens Westinghouse an interim acceptance certificate. If reasonable cause exists for doing so, we must notify Siemens Westinghouse in writing that interim acceptance of our facility has not been achieved, stating the reasons therefor. If we determine that interim acceptance has not been achieved, Siemens Westinghouse must promptly take the action or perform the additional services as will achieve interim acceptance and, if Siemens Westinghouse believes that interim acceptance of our facility has been achieved, must issue to us another notice of interim acceptance. Unless final acceptance of our facility must have previously occurred, the procedure must be repeated as necessary until interim acceptance of our facility has been achieved.

FINAL ACCEPTANCE

         Final acceptance will be achieved when:

         - Siemens Westinghouse has concluded a completed performance test in which our facility, while operating separately on natural gas and on fuel oil, demonstrates during the performance test an average net electrical output and a net heat rate of 100% (or higher) of each of the corresponding natural gas-based and fuel oil-based electrical output guarantees and 100% (or lower) of each of the corresponding natural gas-based and fuel oil-based heat rate guarantees;

         - If neither provisional acceptance nor interim acceptance of our facility has occurred or if we have requested that a new completed power purchase agreement output test be conducted in connection with final acceptance of our facility, Siemens Westinghouse has concluded a completed power purchase agreement output test in which our facility demonstrates (1) a level of achievement of 100% (or higher) of the natural gas-based electrical output guarantee, while operating on natural gas, and (2) to GPU Energy's reasonable satisfaction, the other capabilities required to be so demonstrated under the construction agreement;

         - our facility has achieved, and continues to satisfy the requirements for the achievement of, mechanical completion;

         - the reliability guarantee has been achieved under the construction agreement; and

         - Siemens Westinghouse has completed performance of the services except for (1) punch list items and (2) services that are required by the terms of the construction agreement to be completed after the achievement of final acceptance, such as Siemens Westinghouse's warranty obligations.

         The reliability guarantee will have been achieved if and only if our facility demonstrates an average equivalent availability of not less than 92% while operating over a period of at least 45 consecutive days in accordance with applicable laws, applicable permits, GPU Energy electrical interconnection requirements, the power purchase agreement operating requirements, the guaranteed emissions limits, the instruction manual and the power purchase agreement.

         When Siemens Westinghouse believes that it has achieved final acceptance of our facility, it must deliver to us a notice of final acceptance. If we are satisfied that the final acceptance requirements have been met, we must deliver to Siemens Westinghouse a final acceptance certificate. If reasonable cause exists for doing so, we must notify Siemens Westinghouse in writing that final acceptance has not been achieved, stating the reasons therefor. If we determine that final acceptance has not been achieved, Siemens Westinghouse must promptly do so or perform the additional services as will achieve final acceptance and must issue to us another notice of final acceptance. The procedure must be repeated as necessary until final acceptance has been achieved or deemed to have occurred.

         At any time, by giving notice to Siemens Westinghouse, we, in our sole discretion, may elect to effect final acceptance, in which case final acceptance will be deemed effective as of the date of the notice, and Siemens Westinghouse will have no liability to us for any amounts thereafter arising as performance guarantee payments, other than any interim period rebates that arose prior to the election by us, for failure of our facility to achieve any or all of the applicable performance guarantees.

         At any time after provisional acceptance or interim acceptance of our facility has been achieved, Siemens Westinghouse may, after exhausting all reasonable repair and replacement alternatives in order to achieve the applicable performance guarantees for final acceptance, so long as the reliability guarantee will have been achieved, give to us notice of its intention to elect to declare final acceptance. In that event, Siemens Westinghouse may elect to use the results of the most recent eligible completed performance test for the purpose of determining our facility's level of achievement of the performance guarantees. Final acceptance will be deemed effective as of the last to occur of (1) the date of our receipt of the declaration and report of the final completed performance test, or, as applicable, the most recent completed performance test, (2) the date of our receipt of the declaration and report of any additional completed power purchase agreement output test required by us in connection with final acceptance and (3) the effective date of the achievement of the reliability guarantee.

         If on or before the guaranteed final acceptance date (1) our facility has achieved either provisional acceptance or interim acceptance, (2) the most recent completed performance test has satisfied the relevant provisions of the construction agreement and (3) the reliability guarantee has been achieved, then final acceptance of our facility will be deemed to occur on the guaranteed final acceptance date. If (1) on or before the guaranteed final acceptance date, our facility has achieved at least provisional acceptance or interim acceptance and has achieved all other requirements for final acceptance except for the reliability guarantee and (2) within 90 days after the guaranteed final acceptance date, the reliability guarantee has been achieved and all other requirements for final acceptance continue to be satisfied at that time, then final acceptance of our facility will be deemed to occur on the date on which the reliability guarantee is achieved.

PROJECT COMPLETION

         Project completion will be achieved under the construction agreement when:

         - Final acceptance of our facility will have occurred and the performance guarantees with respect to our facility will have been achieved, or in lieu of achievement of the performance guarantees, applicable rebates under the construction agreement will have been paid, we will have elected final acceptance;

         -        The reliability guarantee will have been achieved;

         - Siemens Westinghouse will have demonstrated during the completed performance test that the operation of our facility does not exceed the guaranteed emissions limits;

         - The requirements for achieving mechanical completion of our facility will continue to be met;

         - The punch list items will have been completed in accordance with the construction agreement; and

         - Siemens Westinghouse will have performed all of the services, other than those services, such as Siemens Westinghouse's warranty obligations, which by their nature are intended to be performed after project completion.

         When Siemens Westinghouse believes that it has achieved project completion, it must deliver to us a notice of project completion. If we are satisfied that the final acceptance requirements have been met, we must deliver to Siemens Westinghouse a project completion certificate. If reasonable cause exists for doing so, we must notify Siemens Westinghouse in writing that project completion has not been achieved, stating the reasons therefor. If our project completion has not been achieved as so determined by us, Siemens Westinghouse must promptly take such action or perform the additional services as will achieve project completion and must issue to us another notice of project completion. The procedure must be repeated as necessary until project completion is achieved.

         Siemens Westinghouse will be obligated to achieve project completion within 180 days after final acceptance of our facility. If Siemens Westinghouse does not achieve our project completion on or before our project completion deadline or if we determine that Siemens Westinghouse is not proceeding with all due diligence to complete the services in order to achieve project completion by the deadline, we may retain another contractor to complete the work at the contractor's expense.

PRICE REBATE FOR FAILURE TO MEET GUARANTEES

COMPLETION DATES

         Siemens Westinghouse guarantees that (1) at least one of provisional acceptance, interim acceptance or final acceptance of our facility will be achieved on or before the guaranteed provisional acceptance date and (2) final acceptance of our facility will be achieved on or before the guaranteed final acceptance date.

         If none of provisional acceptance, interim acceptance or final acceptance of our facility occurs by the date that is 45 days after the guaranteed provisional acceptance date, Siemens Westinghouse must pay us $110,000 per day for each day provisional acceptance, interim acceptance or final acceptance is later than the guaranteed provisional acceptance date, but in no event will the aggregate amount of the payments be greater than the Delay LD SubCap (the aggregate amount of which is equal to 20% of the contract price).

         If none of provisional acceptance, interim acceptance and final acceptance of our facility occurs on or before the date that is 40 days after the guaranteed provisional acceptance date, Siemens Westinghouse must, on the date, submit for approval by us and the independent engineer a plan to accelerate the performance of the services as necessary in order to achieve (1) at least one of provisional acceptance, interim acceptance and final acceptance of our facility by the date that is 12 months after the guaranteed provisional acceptance date and (2) final acceptance of our facility by the guaranteed final acceptance date. If the plan is not approved by us and the independent engineer, Siemens Westinghouse must revise the plan and resubmit a revised plan for approval by us and the independent engineer.

         If provisional acceptance, interim acceptance and final acceptance, whichever is the earlier to occur, of our facility occurs prior to the guaranteed provisional acceptance date, we must pay Siemens Westinghouse $50,000 per day as an early completion bonus, for each day by which provisional acceptance, interim acceptance and final acceptance precedes the guaranteed provisional acceptance date, but in no event will the aggregate amount of the bonus exceed $3,000,000.

PERFORMANCE GUARANTEES

ELECTRICAL OUTPUT

         If the average net electrical output of our facility at provisional acceptance or interim acceptance, whichever is the earlier to occur, is less than the natural gas-based electrical output guarantee, then Siemens Westinghouse must pay us, as a rebate, for each day during the interim period, an amount equal to $0.22 per day for each kilowatt by which the average net electrical output is less than the natural gas-based electrical output guarantee.

         Upon final acceptance, if (1) the average net electrical output of our facility during the natural gas-fired portion of the completed performance test is less than the natural gas-based electrical output guarantee, then we must pay Siemens Westinghouse, as a rebate, an amount equal to $550 for each kilowatt by which the average net electrical output is less than the natural gas-based electrical output guarantee and (2) the fuel oil-based portion of the completed performance test is less than the fuel oil-based electrical output guarantee, then Siemens Westinghouse must pay us, as a rebate, an amount equal to $30 for each kilowatt by which the average net electrical output is less than the fuel oil-based electrical output guarantee.

         Upon final acceptance, if the average net electrical output of our facility during the natural gas-fired portion of the completed performance test is greater than the natural gas-based electrical output guarantee, then Siemens Westinghouse must pay us as a bonus, an amount equal to 50% of the net incremental revenues received by us during the period of the first three years following the commercial operation date as a result of (1) any power purchase agreement concluded with a utility whereby the utility purchases the excess output, (2) any short-term sales of the excess output, and (3) any spot sales of the excess output, in each of the cases (1) through (3) above after subtracting all incremental costs and taxes associated with the excess output, so long as the aggregate amount of any bonus does not in any event exceed $275 per kilowatt of excess capacity.

HEAT RATE GUARANTEES

         If the average net heat rate of our facility at provisional acceptance and/or interim acceptance, if having occurred before final acceptance, exceeds the natural gas-based heat rate guarantee, then Siemens Westinghouse must pay us, as a rebate, for each day during the interim period, an amount equal to $44 per day for each BTU/KwH by which the measured net heat rate is greater than the natural gas-based heat rate guarantee.

         Upon final acceptance, if the net heat rate of our facility during (1) the natural gas-fired portion of the completed performance test exceeds the natural gas-based heat rate guarantee, then Siemens Westinghouse must pay us, as a rebate, an amount equal to $162,300 for each BTU/KwH by which the measured heat rate is greater than the natural gas-based heat rate guarantee, and (2) the fuel oil-fired portion of the completed performance test exceeds the natural gas-based heat rate guarantee, then Siemens Westinghouse must pay us, as a rebate, an amount equal to $17,000 for each BTU/KwH by which the measured heat rate is greater than the fuel oil-based heat rate guarantee.

         Upon final acceptance, if the average net heat rate during the natural gas-fired portion of the completed performance test is less than the natural gas-based heat rate guarantee, then we must pay Siemens Westinghouse, as a bonus, an amount equal to $40,000 for each BTU/KwH by which the measured heat rate is less that the natural gas-based heat rate guarantee so long as the aggregate amount of any bonus does not in any event exceed $3,000,000.

LIABILITY AND DAMAGES

LIMITATION OF LIABILITY

         In no event will Siemens Westinghouse's liability exceed (1) the Delay LD SubCap and (2) the Total LD SubCap (the aggregate amount of which is equal to 45% of the contract price).

CONSEQUENTIAL DAMAGES

         Neither party nor any of its contractors, subcontractors or other agents providing equipment, material or services for our project will be liable for any indirect, incidental, special or consequential loss or damage of any type.

AGGREGATE LIABILITY OF CONTRACTOR

         The total aggregate liability of Siemens Westinghouse and any of its subcontractors, including liabilities covered by the Delay LD SubCap and the Total LD SubCap, to us will not in any event exceed an amount equal to the contract price so long as the limitation of liability will not apply to obligations to remove liens or to make indemnification payments.

WARRANTIES AND GUARANTEES

         Siemens Westinghouse warrants and guarantees that during the applicable warranty period

         - all machinery, equipment, materials, systems, supplies and other items comprising our project must be new and of first-rate quality which satisfies GPU Energy grade standards and in accordance with prudent utility practices and the specifications described in the construction agreement, suitable for the use in generating electric energy and capacity under the climatic and normal operating conditions and free from defective workmanship or materials,

         - it will perform all of its design, construction, engineering and other services in accordance with the construction agreement,

         - our project and its components must be free from all defects caused by errors or omissions in engineering and design, as determined by reference to prudent utility practices, and must comply with all applicable laws, all applicable permits, GPU Energy electrical interconnection requirements, the power purchase agreement operating requirements and the guaranteed emissions limits; and

         - the completed project must perform its intended functions of generating electric energy and capacity as a complete, integrated operating system as contemplated in the construction agreement. If we notify Siemens Westinghouse within 30 days after the expiration of the applicable warranty period of any defects or deficiencies discovered during the applicable warranty period, Siemens Westinghouse must promptly reperform any of the services at its own expense to correct any errors, omissions, defects or deficiencies and, in the case of defective or otherwise deficient machinery, equipment, materials, systems supplies or other items, replace or repair the same at its own expense. Siemens Westinghouse warrants and guarantees that, to the extent we have made all payments then due to Siemens Westinghouse, title to our facility and all work, materials, supplies and equipment must pass to us free and clear of all liens, other than any permitted liens. Other than the warranties and guarantees provided in the construction agreement, there are no other warranties of any kind, whether statutory, express or implied relating to the services.

         During the applicable warranty period, Siemens Westinghouse must promptly notify us of any engineering and design defects which are manifested in any of Siemens Westinghouse's fleet of 501G combustion turbines under construction, start-up or testing or in operation during the warranty period and which could reasonably be expected to be common to the fleet or this facility. Upon the notification from Siemens Westinghouse of a fleet-wide or common defect and otherwise upon notification from us no later than 30 days after the expiration of the applicable warranty period of any defects or deficiencies in our project or any component, we must, subject to the provisions of the construction agreement, make our facility or the subject equipment available to Siemens Westinghouse for Siemens Westinghouse to re-perform, replace or, at its option, repair the same at its expense so that it is in compliance with the standards warranted and guaranteed, all in accordance with the construction agreement.

FORCE MAJEURE

FORCE MAJEURE EVENT

         A force majeure event means any act or event that prevents the affected party from performing its obligations, other than the payment of money, under the construction agreement or complying with any conditions required to be complied with under the construction agreement if the act or event is beyond the reasonable control of and not the fault of the affected party and the party has been unable by the exercise of due diligence to overcome or mitigate the effects of the act or event. Force majeure events include, but are not limited to, acts of declared or undeclared war, sabotage, landslides, revolution, terrorism, flood, tidal wave, hurricane, lightning, earthquake, fire, explosion, civil disturbance, insurrection or riot, act of God or the public enemy, action (including unreasonable delay or failure to act) of a court or public authority, or strikes or other labor disputes of a regional or national character that are not limited to only the employees of Siemens Westinghouse or its subcontractors and that are not due to the breach of a labor contract or applicable law by the party claiming force majeure or any of its subcontractors. Force majeure events do not include (1) strikes, work stoppages and labor disputes or unrest of any kind that involve only employees of Siemens Westinghouse or any subcontractors, except as expressly provided in the preceding sentence, (2) late delivery of materials or equipment, except to the extent caused by a force majeure event and
(3) economic hardship.

EXCUSED PERFORMANCE

         If either party is rendered wholly or partly unable to perform its obligations because of a force majeure event, that party will be excused from whatever performance is affected by the force majeure event to the extent affected so long as:

         - the non-performing party gives the other party prompt notice describing the particulars of the occurrence;

         - the suspension of performance is of no greater scope and of no longer duration than is reasonably required by the force majeure event;

         - the non-performing party exercises all reasonable efforts to mitigate or limit damages to the other party;

         - the non-performing party uses its best efforts to continue to perform its obligations under the construction agreement and to correct or cure the event or condition excusing performance; and

         - when the non-performing party is able to resume performance of its obligations, that party must give the other party written notice to that effect and must promptly resume performance under the construction agreement.

SCOPE CHANGES

         We may order scope changes to the services, in which event one or more of the contract price, the construction progress milestone dates, the guaranteed completion dates, the payment and milestone schedule, our construction schedule and the performance guarantees will be adjusted accordingly, if necessary. All scope changes must be authorized by a scope change order and only we or our representative may issue scope change orders. As soon as Siemens Westinghouse becomes aware of any circumstances which it has reason to believe may necessitate a scope change, Siemens Westinghouse must issue to us a scope change order notice at its expense. If we desire to make a scope change, in response to a scope change order notice or otherwise, we must submit a scope change order request to Siemens Westinghouse. Siemens Westinghouse must promptly review the scope change order request and notify us in writing of the options for implementing the proposed scope change and the effect, if any, each option would have on the contract price, the guaranteed completion dates, the construction progress milestone dates, the payment and milestone schedule, our construction schedule and the performance guarantees. No scope change order will be issued and no adjustment of the contract price, the guaranteed completion dates, the construction progress milestone dates, the payment and milestone schedule, our construction schedule or the performance guarantees will be made in connection with any correction of errors, omission, deficiencies, or improper or defective work on the part of Siemens Westinghouse or any subcontractors in the performance of the services. Changes due to changes in applicable laws or applicable permits occurring after the date of the construction agreement must be treated as scope changes.

EFFECT OF FORCE MAJEURE EVENT

         If and to the extent that any force majeure events affect Siemens Westinghouse's ability to meet the guaranteed completion dates, or the construction progress milestone dates, an equitable adjustment in one or more of the dates, the payment and milestone schedule and our construction schedule must be made by agreement between us and Siemens Westinghouse. No adjustment to the performance guarantees and, except as otherwise expressly described below, the contract price must be made as a result of a force majeure event. If Siemens Westinghouse is delayed in the performance of the services by a force majeure event, then:

         - to the extent that the delay(s) are, in the aggregate, six months or less, Siemens Westinghouse must absorb all of its costs and expenses resulting from the delay(s); and

         - to the extent that the delay(s) are, in the aggregate, more than six months, Siemens Westinghouse must be reimbursed by us for those incremental costs and expenses resulting from the delay(s) which are incurred by Siemens Westinghouse after the six-month period.

PRICE CHANGE

         An increase or decrease in the contract price, if any, resulting from a scope change requested by us or made under the construction agreement must be determined, upon the mutual agreement of the parties.

CONTINUED PERFORMANCE PENDING RESOLUTION OF DISPUTES

         If a dispute arises regarding the amount of any increase or decrease in Siemens Westinghouse's costs with respect to a scope change, Siemens Westinghouse must proceed with the performance of the scope change promptly following our execution of the corresponding scope change order.

         If hazardous materials were not identified in an environmental site assessment report delivered by us to Siemens Westinghouse prior to the construction commencement date and were not brought onto the facility site by Siemens Westinghouse or any of its subcontractors, then Siemens Westinghouse will be entitled to a scope change under the construction agreement.

RISK OF LOSS

         With respect to our facility, until the risk transfer date, which is the date at which provisional acceptance is achieved, Siemens Westinghouse must bear the risk of loss and full responsibility for the costs of replacement, repair or reconstruction resulting from any damage to or destruction of our facility or any materials, equipment, tools and supplies, which are purchased for permanent installation in or for use during construction of our facility. After the risk transfer date with respect to our facility, we must bear all risk of loss and full responsibility for repair, replacement or reconstruction with respect to any loss, damage or destruction to our facility which occurs after the risk transfer date.

TERMINATION

TERMINATION FOR COMPANY'S CONVENIENCE

         We may for its convenience terminate any part of the services or all remaining services at any time upon 30 days' prior written notice to Siemens Westinghouse specifying the part of the services to be terminated and the effective date of termination. We may elect to suspend completion of all or any part of the services upon 10 days' prior written notice to Siemens Westinghouse or, in emergency situations, upon prior notice as circumstances permit.

TERMINATION BY CONTRACTOR

         If we fail to pay to Siemens Westinghouse any payment and our failure continues for 20 days, then (1) Siemens Westinghouse may suspend its performance of the services upon 10 days' prior written notice to us, which suspension may continue until the time as the payment, plus accrued interest, is paid to Siemens Westinghouse, and/or (2) if the payment has not been made prior to the commencement of a suspension by Siemens Westinghouse under clause (1) above, Siemens Westinghouse may terminate the construction agreement upon 60 days' prior written notice to us so long as the termination does not become effective if the payment, plus accrued interest, is made to Siemens Westinghouse prior to the end of the notice period. In the event of a suspension, an equitable adjustment to one or more of the contract price, the guaranteed completion dates, the construction progress milestone dates, the payment and milestone schedule and our construction schedule, and, as appropriate, the other provisions of the construction agreement that may be affected thereby, must be made by agreement between us and Siemens Westinghouse. If we have suspended completion of all or any part of the services in accordance with the construction agreement for a period in excess of two years in the aggregate, Siemens Westinghouse may, at its option, at any time thereafter so long as the suspension continues, give written notice to us that Siemens Westinghouse desires to terminate the suspended services. Unless we order Siemens Westinghouse to resume performance of the suspended services within 10 days of the receipt of the notice from Siemens Westinghouse, the suspended services will be deemed to have been terminated by us for its convenience. If the occurrence of one or more force majeure events prevents Siemens Westinghouse from performing the services for a period of 365 consecutive days, Siemens Westinghouse may, at its option, give written notice to us of its desire to terminate the construction agreement.

CONSEQUENCES OF TERMINATION

         - Upon any termination, we may, unless the termination is pursuant to any default, Siemens Westinghouse will be paid all amounts due and owing to it under the construction agreement and it is not deemed to constitute a waiver by Siemens Westinghouse of any rights to payment it may have as a result of a non-default related termination in the event of a termination pursuant to a default, at its option elect to have itself, or its designee, which may include any other affiliate of The AES Corporation or any third-party purchaser, (1) assume responsibility for and take title to and possession of our project and any or all work, materials or equipment remaining at the facility site and (2) succeed automatically, without the necessity of any further action by Siemens Westinghouse, to the interests of Siemens Westinghouse in any or all items procured by Siemens Westinghouse for our project and in any and all contracts and subcontracts entered into between Siemens Westinghouse and any subcontractor with respect to the equipment specified in the construction agreement with respect to any or all other subcontractors selected by us which are materially necessary to the timely completion of our project, Siemens Westinghouse must use all reasonable efforts to enable us, or our designee, to succeed to Siemens Westinghouse's interests thereunder.

         - If any termination occurs, we may, without prejudice to any other right or remedy it may have, at its option, finish the services by whatever method we may deem expedient.

DEFAULT AND REMEDIES

CONTRACTOR'S DEFAULT

         Siemens Westinghouse's events of default include: voluntary bankruptcy or insolvency; involuntary bankruptcy or insolvency; materially adverse misleading or false representation or warranty; improper assignment; failure to maintain required insurance; failure to comply with applicable laws or applicable permits; cessation or abandonment of the performance of services; termination or repudiation of, or default under the related guaranty; failure to supply sufficient skilled workers or suitable material or equipment; failure to make payment when due for labor, equipment or materials; non-occurrence of provisional acceptance, interim acceptance, final acceptance and construction progress milestones; and failure to remedy non-performance or non-observance of any provision in the construction agreement.

COMPANY'S RIGHTS AND REMEDIES

         If Siemens Westinghouse is in default of its obligations, we will have any or all of the following rights and remedies, in addition to any other rights and remedies that may be available to us under the construction agreement or at law or in equity, and Siemens Westinghouse will have the following obligations:

         - We may, without prejudice to any other right or remedy we may have under the construction agreement or at law or in equity, terminate the construction agreement in whole or in part immediately upon delivery of notice to Siemens Westinghouse. In case of partial termination, the parties must mutually agree upon a scope change order to make equitable adjustments, including the reduction and/or deletion of obligations of the parties commensurate with the reduced scope Siemens Westinghouse must have after taking into account the partial termination, to one or more of the guaranteed completion dates, the construction progress milestone dates, the contract price, the payment and milestone schedule, our construction schedule, the performance guarantees and the other provisions of the construction agreement which may be affected thereby, as appropriate. If the parties are unable to reach mutual agreement as to the scope change order and the dispute resolution procedures described in the construction agreement are invoked, the procedures must give due consideration to customary terms and conditions under which Siemens Westinghouse has entered subcontracts with third party prime contractors covering services substantially similar to those services which are not being terminated.

         - If requested by us, Siemens Westinghouse must withdraw from the facility site, must assign to us its subcontracts, to the extent permitted therein, as we may request, and must remove the materials, equipment, tools and instruments used by, and any debris and waste materials generated by, Siemens Westinghouse in the performance of the services as we may direct, and we, without incurring any liability to Siemens Westinghouse (other than the obligation to return to Siemens Westinghouse at the completion of our project the materials that are not consumed or incorporated into our project, solely on an "as is, where is" basis without any representation or warranty of any kind whatsoever) may take possession of any and all designs, drawings, materials, equipment, tools, instruments, purchase orders, schedules and facilities of Siemens Westinghouse at the facility site that we deem necessary to complete the services.

ASSIGNMENT

CONSENT REQUIRED

         Generally, neither we nor Siemens Westinghouse will have any right to assign or delegate any of their respective rights or obligations under the construction agreement either voluntarily or involuntarily or by operation of law.

                         MAINTENANCE SERVICES AGREEMENT

         We, as assignee of AES Ironwood, Inc., have entered into the Maintenance Program Parts, Shop Repairs and Scheduled Outage TFA Services Contract, dated as of September 23, 1998, with Siemens Westinghouse by which Siemens Westinghouse will provide us with, among other things, combustion turbine parts, shop repairs and scheduled outage technical field assistance services.

         The maintenance services agreement became effective on the date of execution and unless terminated early, must terminate upon completion of shop repairs performed by Siemens Westinghouse following the eighth scheduled outage of the applicable combustion turbine or 10 years from initial synchronization of the applicable combustion turbine, whichever occurs first.

SCOPE OF WORK

         During the term of the maintenance services agreement, and in accordance with the scheduled outage plan, Siemens Westinghouse is required to do the following:

         - deliver the type and quantity of new program parts for installation of the combustion turbine; repair/refurbish program parts and equipment for the combustion turbine;

         -        provide miscellaneous hardware;

         - provide us with material safety data sheets for all hazardous materials Siemens Westinghouse intends to bring/use on the facility site;

         - provide the services of a maintenance program engineer to manage the combustion turbine maintenance program; and

         -        provide TFA Services.

         We are responsible for, among other things:

         - storing and maintaining parts, materials and tools to be used in or on the combustion turbine;

         - maintaining and operating the combustion turbine consistently with the warranty conditions;

         - ensuring that its operator and maintenance personnel are properly trained;

         -        transporting program parts in need of repair/refurbish; and

         - providing Siemens Westinghouse, on a monthly basis, with the required equivalent starts and equivalent base load hours ("EBHs").

         We and Siemens Westinghouse will jointly develop the scheduled outage plan. The scheduled outage plan will be consistent with the terms and conditions of the power purchase agreement.

EARLY REPLACEMENT

         If it is determined that due to normal wear and tear a program part(s) for the combustion turbine has failed or will not last until the next scheduled outage, and the part has to be repaired before the scheduled replacement period, Siemens Westinghouse will replace the program part by moving up a new program part which is otherwise scheduled to be delivered at a later date. The contract price for the replacement will not be affected if the replacement date is less than or equal to one year earlier than the scheduled outage during which the program part was scheduled to be replaced. If the actual replacement date for a program part is more than one year earlier than the scheduled outage at which point the program part was scheduled to be replaced, the early replacement will result in an adjustment to the payment schedule. Siemens Westinghouse has the final decision with regard to the replacement or refurbishment associated with any program part. If we dispute Siemens Westinghouse's decision, we may seek to resolve the dispute in accordance with the dispute resolution procedures discussed below.

PARTS LIFE CREDIT

         After applicable warranty periods described in the maintenance services agreement and the construction agreement, Siemens Westinghouse will provide a parts life credit if a program part requires replacement due to normal wear and tear prior to meeting its expected useful life. Siemens Westinghouse has the final decision with regard to actual parts life and the degree of repair or refurbishment associated with any program parts. The parts life credit will be calculated in terms of EBHs and equivalent starts. The price of the replacement part will be adjusted for inflation. If we dispute Siemens Westinghouse's decision, we may seek to resolve the dispute in accordance with the dispute resolution procedures discussed below.

CONTRACT PRICE AND PAYMENT TERMS

         Siemens Westinghouse will invoice us monthly and payments are then due within 25 days. The fees assessed by Siemens Westinghouse will be based on the number of EBHs accumulated by the applicable combustion turbine as adjusted for inflation. The contract price will be the aggregate number of fees as adjusted plus any additional payment amount mutually agreed to by the parties under a change order.

UNSCHEDULED OUTAGES AND UNSCHEDULED OUTAGE WORK

         If during the term of the maintenance services agreement an unscheduled outage occurs resulting from (1) the non-conformity of new program parts; (2) the failing of a shop repair; (3) a program part requiring replacement due to normal wear and tear prior to achieving its expected life in terms of EBHs or equivalent starts; or (4) the failure of a service, performed by Siemens Westinghouse, we must hire Siemens Westinghouse, to the extent not supplied by Siemens Westinghouse as a warranty remedy under Siemens Westinghouse's warranties under the maintenance services agreement to supply any additional parts, miscellaneous hardware, shop repairs and TFA Services under a change order. We will be entitled to any applicable parts life credit with respect to program parts as well as a discount for TFA services. If the unscheduled outage occurs within a specified number of EBHs of a scheduled outage and it was anticipated that the additional parts, miscellaneous hardware, shop repairs and TFA services to be used in the unscheduled outage were to be used during the upcoming scheduled outage, the upcoming Scheduled outage must be moved up in time to become the unscheduled outage/moved-up scheduled outage. We will not be required to pay any additional money for the program parts, miscellaneous hardware, shop repairs and TFA Services.

         If any program parts are delivered by Siemens Westinghouse within 15 days of receipt of the change order, we will pay to Siemens Westinghouse the price for the program part described in the maintenance services agreement plus a specified percentage. Any program part delivered after 30 days of the change order will cost us the price described in the maintenance services agreement minus a specified percentage.

CHANGES IN OPERATING RESTRICTIONS

         The maintenance services agreement requires that each combustion turbine will be operated in accordance with the requirements of the power purchase agreement and prudent utility practices, with 8,000 EBH/year and 100 equivalent starts per year by using natural gas fuel or liquid fuel and water. Should the actual operations differ from these operating parameters which causes a scheduled outage to be planned/performed earlier or later than as expected, then, under a change order, an adjustment in the scope, schedule, and price must be made.

WARRANTIES

         Siemens Westinghouse warrants that the new program parts, miscellaneous hardware and any shop repairs must conform to standards of design, materials and workmanship consistent with generally accepted practices of the electric utility industry. The warranty period with respect to program parts, hardware and shop repair is until the earlier of one year from the date of installation of the original program part or hardware, a specific number of starts or fired hours after installation of the program parts and hardware, or three years from the date of delivery of the original program part, hardware, and in the case of shop repair, three years from completion of the work. Warranties on the program parts and hardware must not expire more than one year after the conclusion of the maintenance services agreement.

         Siemens Westinghouse will repair or replace any program part or hardware, at its cost, if notified of any failure or non-conformity of the program part or hardware during the warranty period. Siemens Westinghouse also warrants that the services of its personnel and technical information transmitted will be competent and consistent with prudent utility practices and the services will comply in all material respects with laws and will be free from defects in workmanship for a period of one year from the date of completion of that item of services. The warranties on the services must expire no later than one year after the termination or end of the term of the maintenance services agreement.

         In addition, Siemens Westinghouse warrants any program part removed during a scheduled outage and delivered by us to the designated facility for repair will be repaired and delivered by Siemens Westinghouse within 26 weeks. If Siemens Westinghouse does not deliver the program part within this time frame or does not provide a new program part in lieu of the program part being shop repaired and an outage occurs which requires a program part, Siemens Westinghouse will pay us liquidated damages for each day the program part is not repaired and delivered the aggregate of which liquidated damage payments must not exceed a maximum annual cap. If upon reaching the maximum cap on aggregate liquidated damages, Siemens Westinghouse still has not repaired and delivered the program part, we may elect to terminate the maintenance services agreement because Siemens Westinghouse will be considered to have failed to perform its material obligations.

         Except for the express warranties described in the maintenance services agreement, Siemens Westinghouse makes no other warranties or representations of any kind. No implied statutory warranty of merchantibility or fitness for a particular purpose applies.

         The warranties provided by Siemens Westinghouse are conditioned upon
(1) our receipt, handling, storage, operation and maintenance of our project, including any program parts and miscellaneous hardware, being done in accordance with the terms of the combustion turbine instruction manuals; (2) operation of the combustion turbine in accordance with the terms of the maintenance services agreement; (3) repair of accidental damage done consistently with the equipment manufacturer's recommendations; (4) us providing Siemens Westinghouse with access to the facility site to perform its services under the maintenance services agreement; and (5) hiring Siemens Westinghouse to provide TFA services, program parts, shop repairs and miscellaneous hardware required to dissemble, repair and reassemble the combustion turbine.

TERMINATION

         We may terminate the maintenance services agreement if:

         - specific bankruptcy events affecting Siemens Westinghouse occur;

         - Siemens Westinghouse fails to perform or observe in any material respect any provision in the maintenance services agreement and fails to (1) promptly commence to cure and diligently pursue the cure of the failure or (2) remedy the failure within 45 days after Siemens Westinghouse receives written notice of the failure;

         - we terminate the construction agreement due to the contractor's default thereunder or due to our inability to obtain construction financing or environmental operating permits; or

         - the contractor terminates the construction agreement for any reason other than our default thereunder.

         Notwithstanding the preceding, we may terminate the maintenance services agreement at any time for its convenience following the completion of the first major outage of both combustion turbines. In addition, the maintenance services agreement will automatically terminate if:

         -        we terminate the construction agreement for reasons other than
                  (1) the default of the contractor and (2) our inability to obtain permits for our project; or

         - the contractor terminates the construction agreement for our default thereunder. If the termination occurs, Siemens Westinghouse must discontinue any work or services being performed and continue to protect our property. Siemens Westinghouse must transfer title to and deliver any new program parts and miscellaneous hardware already purchased by us. We must pay Siemens Westinghouse those amounts owed at the time of termination.

LIMITATION OF LIABILITY

         We agreed that the remedies provided in the maintenance services agreement are exclusive and that under no circumstances must the total aggregate liability of Siemens Westinghouse during a given year exceed 100% of the contract price payable to Siemens Westinghouse for that given year under the maintenance services agreement. We further agreed that under no circumstances must the total aggregate liability of Siemens Westinghouse for liquidated damages during a given year exceed a specified percentage of the contract price payable to Siemens Westinghouse for that given year under the maintenance services agreement. We further agreed that under no circumstances must the total aggregate liability of Siemens Westinghouse exceed a specified percentage of the contract price payable to Siemens Westinghouse under the maintenance services agreement.

FORCE MAJEURE

         Neither party will be liable for failure to perform any obligation or delay in performance, excluding payment, to the extent the failure or delay is caused by any act or event beyond the reasonable control of the affected party or Siemens Westinghouse's suppliers so long as the act or event is not the fault or the result of negligence of the affected party and the party has been unable by exercise of reasonable diligence to overcome or mitigate the effects of the act or event. Force majeure includes: any act of God; act of civil or military authority; act of war whether declared or undeclared; act (including delay, failure to act, or priority) of any governmental authority; civil disturbance; insurrection or riot; sabotage; fire; inclement weather conditions; earthquake; flood; strikes, work stoppages or other labor difficulties of a regional or national character which are not limited to only the employees of Siemens Westinghouse or its subcontractors or suppliers and which are not due to the breach of an applicable labor contract by the party claiming force majeure; embargo; fuel or energy shortage; delay or accident in shipping or transportation to the extent attributable to another force majeure; changes in laws which substantially prevents a party from complying with its obligations in conformity with its requirements under the maintenance services agreement or failure or delay beyond its reasonable control in obtaining necessary manufacturing facilities, labor, or materials from usual sources to the extent attributable to another force majeure; or failure of any principal contractor to provide equipment to the extent attributable to another force majeure. Force majeure does not include: (1) economic hardship, (2) changes in market conditions or (3) except due to an event of force majeure, late delivery of program parts or other equipment.

         If a delay in performance is excusable due to a force majeure, the date of delivery or time for performance of the work will be extended by a period of time reasonably necessary to overcome the effect of the force majeure and if the force majeure lasts for a period longer than 30 days and the delay directly increases Siemens Westinghouse's costs or expenses, we, after reviewing Siemens Westinghouse's additional direct costs and expenses, will reimburse Siemens Westinghouse for its reasonable additional direct costs and expenses incurred after 30 days from the beginning of the force majeure resulting from the delay.

                            INTERCONNECTION AGREEMENT

         We have entered into a Generation Facility Transmission Interconnection Agreement, dated as of March 23, 1999, with GPU Energy for the installation, operation and maintenance of the facilities necessary to interconnect our facility to the transmission system of GPU Energy. Under the interconnection agreement, we and GPU Energy will construct, own, operate and maintain the interconnection facilities. We will be responsible for all of the costs of construction, operation and maintenance of the interconnection facilities, including those owned by GPU Energy.

         At December 31, 2000, the interconnection facilities and protective gas apparatus needed to generate and deliver net electric and/or ancillary services to the electric delivery point have been completed as required under the power purchase agreement.

SCOPE

         The interconnection agreement will become effective on the effective date established by FERC and will continue in full force and effect until a mutually agreeable termination date not to exceed the retirement date for our facility.

COMPANY'S OBLIGATIONS

         At December 31, 2000, interconnection facilities have been installed and we will install, own, operate and maintain a portion of the interconnection facilities, including, but not limited to, a 230 kV switchyard, including generator step up transformers, instrument transformers, revenue metering, power circuit breakers, control and protective relay panels, supervisory control and data acquisition equipment, and protective relaying equipment.

         We will reimburse GPU Energy for its actual costs of installing the interconnection facilities. Our payments to GPU Energy consist of an advance payment of $500,000 on the execution date of the interconnection agreement, another payment of $40,000 within 30 days of the execution date of the interconnection agreement (for work undertaken by GPU Energy prior to December 17, 1998), a payment of $1,000,000 at financial closing and monthly invoices for the work performed.

         We are obligated to modify our portion of the interconnection facilities as may be required to conform to changes in good utility practice or as required by PJM.

         We are obligated to keep our facility insured against loss or damage in accordance with the minimum coverages specified in the interconnection agreement.

OPERATION AND MAINTENANCE OF INTERCONNECTION FACILITIES

         The parties are obligated to operate and maintain their respective portions of the interconnection facilities in accordance with good utility practices and the requirements and guidelines of PJM and GPU Energy.

         GPU Energy will have the right to disconnect our facility from its transmission system and/or curtail, interrupt or reduce the output of our facility when operation of our facility or the interconnection facilities adversely affects the quality of service rendered by GPU Energy or interferes with the safe and reliable operation of its transmission system or the regional transmission system. GPU Energy, however, is obligated to use reasonable efforts to minimize any disconnection, curtailment, interruption or reduction in output.

         In accordance with good utility practice, GPU Energy may remove the interconnection facilities from service as necessary to perform maintenance or testing or to install or replace equipment on the interconnection facilities or the transmission system. GPU Energy is obligated to use due diligence to restore the interconnection facilities to service as promptly as practicable.

         In addition, if we fail to operate, maintain, administer, or insure our facility or its portion of the interconnection facilities, GPU Energy may, following 30 days' notice and opportunity to cure the failure, disconnect our facility from the transmission system.

FORCE MAJEURE

         If either party is delayed in or prevented from performing or carrying out its obligations under the interconnection agreement by reason of force majeure, the party will not be liable to the other party for or on account of any loss, damage, injury or expense resulting from or arising out of the delay or prevention so long as the party encountering the delay or prevention uses due diligence to remove the cause or causes thereof.

DEFAULT

         The events of default under the interconnection agreement are:

         - breach of a material term or condition and uncured failure to provide a required schedule, report or notice;

         - failure or refusal of a party to permit the representatives of the other party access to maintenance records, or its interconnection facilities or protective apparatus;

         - appointment by a court of a receiver or liquidator or trustee that is not discharged within 60 days, issuance by a court of a decree adjudicating a party as bankrupt or insolvent or sequestering a substantial part of its property that has not been discharged within 60 days after its entry, or filing of a petition to declare a party bankrupt or to reorganize a party under the Federal Bankruptcy Code or similar state statute that has not been dismissed within 60 days;

         - voluntary filing by a party of a petition in bankruptcy or consent to the filing of a bankruptcy or reorganization petition, an assignment for the benefit of creditors, an admission by a party in writing of its inability to pay its debts as they come due, or consent to the appointment of a receiver, trustee, or liquidator of a party or any part of its property; and

         - failure to provide the other party with reasonable written assurance of the party's ability to perform any of the material duties and responsibilities under the interconnection agreement within 60 days of a reasonable request for the assurance.

         Upon an event of default, the non-defaulting party may give notice of the event of default to the defaulting party. The defaulting party will have 60 days following the receipt of the notice to cure the default or to commence in good faith the steps necessary to cure a default that cannot be cured within that 60-day period. If the defaulting party fails to cure its default within 60 days or fails to take the steps necessary to cure a default that cannot be cured within a 60-day period, the non-defaulting party will have the right to terminate the interconnection agreement. GPU Energy will have the right to operate and/or to purchase specific equipment, facilities and appurtenances from us that are necessary for GPU Energy to operate and maintain its transmission system if (1) we commence bankruptcy proceedings or petitions for the appointment of a trustee or other custodian, liquidator, or receiver, (2) a court issues a decree for relief of us or appoints a trustee or other custodian, liquidator, or receiver for us or a substantial part of our assets and the decree is not dismissed within 60 days or (3) we cease operation for 30 consecutive days without having an assignee, successor, or transferee in place.

                              OPERATIONS AGREEMENT

         We have entered into a Development and Operations Services Agreement, dated as of June 1, 1999, with AES Prescott by which AES Prescott will provide development and construction management services and, after the commercial operation date, operating and maintenance services for our facility for a period of 27 years. Under the operations agreement, AES Prescott will be responsible for, among other things, preparing plans and budgets related to start-up and commercial operation of our facility, providing qualified operating personnel, making repairs, purchasing consumables and spare parts (not otherwise provided under the maintenance services agreement) and providing other services as needed according to industry standards. AES Prescott will be compensated for the services on a cost plus fixed-fee basis. Under the services agreement between AES Prescott and The AES Corporation, The AES Corporation will provide to AES Prescott all of the personnel and services necessary for AES Prescott to comply with its obligations under the operations agreement.

                            EFFLUENT SUPPLY AGREEMENT

         We, as assignee of AES Ironwood, Inc., have entered into an Effluent Supply Agreement, dated as of March 3, 1998, with the City of Lebanon Authority, by which City of Lebanon Authority will provide effluent to be used by us at the electric generating facility to be constructed in South Lebanon Township, Pennsylvania.

SUPPLY OF EFFLUENT

EFFLUENT SUPPLY

         Subsequent to completion of the pipeline connecting our facility with the wastewater treatment facility owned and operated by City of Lebanon Authority and throughout the term of the effluent supply agreement, City of Lebanon Authority must make available to us a supply of effluent not less than 2,160,000 gallons per day. In the event of a shortfall, we may elect to accept potable water from City of Lebanon Authority in accordance with the effluent supply agreement. We will not be obligated to purchase any minimum amount of effluent and will be entitled to seek and obtain water from other available sources. City of Lebanon Authority must use its best efforts to comply with requests by us for excess effluent, which must not exceed (1) 4,600,000 gallons per day or (2) 1,679,000,000 gallons per calendar year. In addition, City of Lebanon Authority must use its best efforts to meet our minimum effluent requirements.

COMPENSATION

         We will pay City of Lebanon Authority monthly for all effluent delivered to the point of delivery during the prior month. The base rate for effluent supplied will be: (1) for 0-2,160,000 gallons per day, $0.29 per thousand gallons and (2) for 2,160,000 or greater gallons per day, $0.21 per thousand gallons, which rates will be subject to annual adjustments for inflation.

PIPELINE AND REAL ESTATE RIGHTS

CONCERNING THE PIPELINE

         We will be solely responsible, at its cost and expense, for constructing and installing the pipeline.

         We and City of Lebanon Authority must cooperate in good faith to obtain the necessary real estate rights for constructing, operating, maintaining and accessing the pipeline.

OPERATION AND MAINTENANCE

         The City of Lebanon Authority must operate and maintain the pipeline in accordance with the effluent supply agreement, and as compensation, we must pay to City of Lebanon Authority $18,250 per year, which amount will be subject to annual adjustment for inflation.

CAPITAL IMPROVEMENTS

         The effluent supply agreement provides for capital improvements.

POTABLE WATER

         The City of Lebanon Authority must make available to us on a continuous basis a potable water supply of not less than 50 gallons per minute. We will not be obligated to purchase a minimum amount of potable water, but must pay the City of Lebanon Authority for potable water accepted at the potable delivery point at the rate applicable to us described in City of Lebanon Authority's applicable rate schedule.

FORCE MAJEURE

         If either party is unable to carry out any obligation under the effluent supply agreement due to force majeure, the effluent supply agreement must remain in effect, but the obligation will be suspended for the period necessary as a result of the force majeure so long as: (1) the non-performing party gives the other party written notice not later than 48 hours after the occurrence of the force majeure describing the particulars of the force majeure;
(2) the suspension of performance is of no greater scope and of longer duration than is required by the force majeure; and (3) the non-performing party uses its best efforts to remedy its inability to perform. Notwithstanding the preceding, the settlement of strikes, lockouts, and other labor disputes will be entirely within the discretion of the affected party, and the party will not be required to settle any strike, lockout or other labor dispute on terms which it deems inadvisable.

TERM

         The term of the effluent supply agreement will be 25 years unless terminated early as a result of (1) our inability to obtain financing for our project; (2) our inability to obtain necessary approvals to construct and operate our project; (3) failure by us to deliver the commencement notice by December 31, 2004, or (4) the occurrence of any event of default.

EARLY TERMINATION FOR EVENT OF DEFAULT

         A party may terminate the effluent supply agreement (1) upon a bankruptcy event of the other party or (2) if the other party fails to perform or observe any of its material obligations under the effluent supply agreement within the time contemplated by the effluent supply agreement and the failure continues for a period of time greater than 30 days from the defaulting party.

                            PENNSY SUPPLY AGREEMENTS

         We, as assignee of AES Ironwood, Inc., have entered into an Agreement Relating to Real Estate, dated as of October 22, 1998, with Pennsy Supply, Inc. under which Pennsy Supply has agreed to grant to us specific easements and the right to pump water from Pennsy Supply-owned property. The easements, which are primarily for access and utility purposes, would run from property owned by us, on which it will develop and construct its electric generating facility, across property owned by Pennsy Supply and require that our property be used as a power plant. Pennsy Supply has also agreed to grant to us easements with respect to storm-water facilities and construction of a rail spur. Pennsy Supply will make water available to us during construction and testing of our facility and for as long as we operate our facility. We will bear all costs and expenses with respect to water-pumping. In consideration for the easements and the water-pumping rights, we have agreed to convey to Pennsy Supply title to a parcel of land adjacent to the property owned by us.

         We have also entered into an Easement and Right of Access Agreement, dated as of April 15, 1999, with Pennsy Supply under which Pennsy Supply has granted us the rights and easements referred to in the prior paragraph as well as specific other rights and easements required by us for the construction and operation of our facility.

ITEM 2. PROPERTIES

         Since we are a development stage company, our principal property is the land for the facility site, which we own and the construction in progress. The facility site is located in South Lebanon Township, Lebanon County, Pennsylvania on an approximately 35-acre parcel of land. We have access, utility, drainage and construction easements across neighboring property. We are able to use these easements as long as there is no default under the agreements with the owner of the adjacent property and we are using the facility site for a power plant. We have constructed a railspur to facilitate the transportation of heavy equipment to the facility site, but will not maintain rights in the railspur after construction has been completed. We have title insurance in connection with our property rights.

         Under certain financing documents, our rights and interests in our property rights are encumbered by mortgages, security agreements, collateral assignments and pledges for the benefit of the bondholders and other senior creditors.

         Our facility, which is still under construction, consists of a 705 megawatt (net) gas-fired combined cycle electric generating facility with oil-firing capability. We expect our facility to become operational by approximately June 30, 2001. We will not receive any revenues under the power purchase agreement before our facility becomes operational.

         Our facility will be located in South Lebanon Township, Lebanon County, Pennsylvania on property owned by us. Our facility will be designed, engineered, procured and constructed for us by Siemens Westinghouse under a fixed-price construction agreement. Among other components, our facility will use two Siemens Westinghouse model 501G combustion turbines with hydrogen-cooled generators, two unfired heat recovery steam generators and one multicylinder steam turbine with a hydrogen-cooled generator. Siemens Westinghouse will provide us with specific combustion turbine maintenance services and spare parts for an initial term of between eight and 10 years, depending on the timing of scheduled outages, under a maintenance services agreement. Under the power purchase agreement, Williams Energy or its affiliates will supply fuel necessary to allow us to provide capacity, fuel conversion and ancillary services to Williams Energy. AES Prescott, the operator, will provide development, construction management and operations and maintenance services for our facility under an operations agreement. We will provide installation, operation and maintenance of facilities necessary to interconnect our facility to the transmission system of GPU Energy, under an interconnection agreement.

ITEM 3. LEGAL PROCEEDINGS

         We are not party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable pursuant to General Instruction I of the Form 10-K.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no market for our equity interests. All of our member interests are owned by our parent, AES Ironwood, Inc., a subsidiary of The AES Corporation.

ITEM 6. SELECTED FINANCIAL DATA

         Not applicable pursuant to General Instruction I of the Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report. The following discussion involves forward-looking statements. Our actual results may differ significantly from the results suggested by these forward-looking statements.

GENERAL


         We were formed on October 30, 1998 to develop, construct, own, operate and maintain its facility. We were dormant until June 25, 1999, the date of the sale of the senior secured bonds. We are in the development stage and have no operating revenues. We obtained $308,500,000 of project financing from the sale of the senior secured bonds. The total cost of the construction of our facility is estimated to be approximately $359 million, which will be financed by the proceeds from the sale of the senior secured bonds and the equity contribution described below. In May 2000, we consummated an exchange offer whereby the holders of the senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds.

         Our facility is still under construction and is expected to be completed and operational by approximately June 30, 2001. We cannot assure that these expectations will be met. See "Cautionary Note Regarding Forward-Looking Statements."

EQUITY CONTRIBUTIONS

         Under an equity subscription agreement, AES Ironwood, Inc. is obligated to contribute up to approximately $50.1 million to us to fund project costs. AES Ironwood, Inc.'s obligation to make the contributions is supported by an acceptable bond.

RESULTS OF OPERATIONS

         As of December 31, 2000 and December 31, 1999, Construction in Progress, which includes capitalized facility construction costs, was $298.0 million and $243.7 million, respectively. Construction in Progress also includes the capitalization of construction related interest cost incurred on the portion of the bond proceeds expended during the construction period, which amounts were $33.1 million and $8.4 million as of December 31, 2000 and December 31, 1999, respectively, and are included as assets on the Balance Sheets. Additionally, the cost of purchasing land for construction of our facility has been separately identified on the Balance Sheets.

         For the year ended December 31, 2000, the period from June 25, 1999 (inception) through December 31, 1999 and the period from June 25, 1999 (inception) through December 31, 2000, interest cost incurred on the bond proceeds not spent on construction of our facility was approximately $2.9 million, $5.8 million and $8.7 million respectively, and is included as interest expense in the Statement of Operations.

         A portion of the proceeds from the sale of the senior secured bonds have not yet been expended on construction and were invested by the trustee. For the year ended December 31, 2000, the period from June 25, 1999 (inception) through December 31, 1999 and the period from June 25, 1999 (inception) through December 31, 2000, the interest income earned on these invested funds was approximately $2.7 million, $3.3 million and $5.9 million, respectively, and is included in the Statement of Operations.

         For the year ended December 31, 2000, the period from June 25,1999 (inception) through December 31, 1999 and the period from June 25, 1999 (inception) through December 31, 2000, general and administrative costs of $257,000, $169,000 and $426,000, respectively, were incurred. These costs did not directly relate to construction and are included as expenses in the Statement of Operations.

         For the year ended December 31, 2000, the period from June 25,1999 (inception) through December 31, 1999 and the period from June 25, 1999 (inception) through December 31, 2000, non-capitalizable costs plus interest cost and less interest income resulted in a net (loss) of approximately, ($0.5 million), ($2.6 million) and ($3.1 million), respectively. These net losses resulted in a deficiency of earnings to fixed charges for the periods ended December 31, 2000 and December 31, 1999 of approximately $30.3 million and $17.4 million, respectively. The results of operations may not be comparable with the results of operations during future periods, especially when our facility commences commercial operations.

LIQUIDITY AND CAPITAL RESOURCES

         We believe that the net proceeds from the sale of the senior secured bonds, together with the equity contribution, will be sufficient to (1) fund the engineering, procurement, construction, testing and commissioning of our facility until it is placed in commercial operation, (2) pay certain fees and expenses in connection with the financing and development of our project and (3) pay project costs, including interest on the senior secured bonds. After our facility is placed in commercial operation, we will depend on revenues under the power purchase agreement, and after the power purchase agreement expires, we will depend on market sales of electricity.

         In order to provide liquidity in the event of cash flow shortfalls, the debt service reserve account will contain an amount equal to the debt service reserve account required balance through cash funding, issuance of the debt service reserve letter of credit or a combination of the two.

         As of December 31, 2000, we had commitments totaling $241 million arising from the construction of our facility of which $222 million had been paid.

BUSINESS STRATEGY AND OUTLOOK

         Our overall business strategy is to market and sell all of our net capacity, fuel conversion and ancillary services to Williams Energy during the 20-year term of the power purchase agreement. After expiration of the power purchase agreement, we anticipate selling our facility's capacity, ancillary services and energy under a power purchase agreement or into the Pennsylvania/New Jersey/Maryland power pool market. We intend to cause its facility to be managed, operated and maintained in compliance with the project contracts and all applicable legal requirements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The bonds have an aggregate principal amount of $308,500,000. The bonds bear interest at a fixed rate per annum of 8.857% and are due 2025. Interest on these bonds is payable quarterly in arrears on February 28, May 31, August 31 and November 30 of each year. The bonds are secured ratably by a lien on and security interest in shared collateral, which consists of substantially all of our assets. In addition, the indenture accounts, the debt service reserve account and the debt service reserve letter of credit (other than to the extent of the debt service reserve letter of credit provider's right to specific proceeds there under) are separate collateral solely for the benefit of the holders of the bonds. The fair value of these bonds at December 31, 2000 was approximately $306.7 million. We are not subject to interest rate risk as the interest rates associated with our outstanding indebtedness are fixed over the life of the bonds. We currently have no other financial or derivative financial instruments. We do not believe that we face other material risks requiring disclosure pursuant to Item 305 of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                              AES IRONWOOD, L.L.C.
                       AN INDIRECT WHOLLY OWNED SUBSIDARY
            OF THE AES CORPORATION AND A DEVELOPMENT STAGE ENTERPRISE



                          INDEX TO FINANCIAL STATEMENTS


                                                                                                               Page
Independent Auditors' Report.....................................................................................44

Balance Sheets...................................................................................................45

Statements of Operations.........................................................................................46

Statements of Changes in Member's  Deficit.......................................................................47

Statements of Cash  Flows........................................................................................48

Notes to Financial  Statements...................................................................................49


INDEPENDENT AUDITORS' REPORT



To the Member of
AES Ironwood, L.L.C.:

         We have audited the accompanying balance sheets of AES Ironwood, L.L.C. (an indirect wholly owned subsidiary of The AES Corporation and a development stage enterprise) (the Company) as of December 31, 2000 and 1999, and the related statements of operations, changes in member's deficit and cash flows for the year ended December 31, 2000, the period from June 25, 1999 (inception) to December 31, 1999, and the period from June 25, 1999 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such financial statements present fairly, in all material respects, the financial position of AES Ironwood, L.L.C., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the year then ended December 31, 2000, the period from June 25, 1999 (inception) to December 31, 1999, and the period from June 25, 1999 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP
McLean, Virginia

January 19, 2001

                              AES IRONWOOD, L.L.C.
                       AN INDIRECT WHOLLY OWNED SUBSIDIARY
            OF THE AES CORPORATION AND A DEVELOPMENT STAGE ENTERPRISE

                                 BALANCE SHEETS,
                     DECEMBER 31, 2000 AND DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)


                                                                               December 31,           December 31,
                                                                                   2000                   1999
                                                                            -------------------    --------------------
ASSETS:

Current Assets:
    Cash...............................................................      $        445            $        633
    Interest receivable................................................                93                     437
    Accounts receivable - other........................................               299                     ---
    Accounts receivable - affiliates...................................                73                     ---
    Investments held by trustee-at cost, which approximates
       market value....................................................           16,263                  22,568
                                                                            -------------------    --------------------

         Total current assets..........................................            17,173                  23,638

Land...................................................................               528                     528
Construction in progress...............................................           297,969                 243,742
Restricted cash-certificate of deposit.................................               385                     385
Deferred financing costs-net of accumulated amortization of $218 and
    $44, respectively..................................................             3,417                   2,447
Investments held by trustee-at cost, which approximates market value...               ---                  68,145
Other assets...........................................................             1,138                   1,138
                                                                            -------------------    --------------------

        Total assets...................................................      $    320,610            $    340,023
                                                                            ===================    ====================

LIABILITIES AND MEMBER'S DEFICIT:

Current Liabilities:
    Accounts payable...................................................      $        159            $     20,139
    Accrued interest...................................................             2,277                   2,429
    Payable to affiliates..............................................               970                     918
    Payable to parent..................................................               754                     442
    Retention payable..................................................            11,122                     ---
                                                                            -------------------    --------------------

         Total current liabilities.....................................            15,282                  23,928

Retention payable......................................................               ---                  10,236
Bonds payable..........................................................           308,500                 308,500
                                                                            -------------------    --------------------

         Total liabilities.............................................           323,782                 342,664
                                                                            ===================    ====================

Commitments and Contingencies (Notes 4,5,6 and 7)

Member's deficit:
    Common stock, $1 par value-10 shares authorized, none issued or
    outstanding........................................................               ---                     ---
    Deficit accumulated during the development stage...................           (3,172)                 (2,641)
                                                                            -------------------    --------------------

    Total member's deficit.............................................           (3,172)                 (2,641)
                                                                            -------------------    --------------------

    Total liabilities and member's deficit.............................      $    320,610            $    340,023
                                                                            ===================    ====================


                       See notes to financial statements.

                              AES IRONWOOD, L.L.C.
                       AN INDIRECT WHOLLY OWNED SUBSIDIARY
            OF THE AES CORPORATION AND A DEVELOPMENT STAGE ENTERPRISE

                            STATEMENTS OF OPERATIONS,
                  YEAR ENDED DECEMBER 31, 2000, THE PERIOD FROM
          JUNE 25, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999, AND THE
         PERIOD FROM JUNE 25, 1999 (INCEPTION) THROUGH DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)


                                                                            June 25, 1999              June 25, 1999
                                                                             (inception)                (inception)
                                                   Year Ended                  through                    through
                                                December 31, 2000         December 31, 1999          December 31, 2000
                                              ----------------------    -----------------------     --------------------
OPERATING EXPENSES
   General and Administrative Costs           $          (257)          $          (169)            $         (426)
                                              ----------------------    -----------------------     --------------------

   Operating Loss                                        (257)                     (169)                      (426)

OTHER INCOME/EXPENSE
   Interest income                                       2,661                     3,283                      5,944
   Interest expense                                    (2,935)                   (5,755)                    (8,690)
                                              ----------------------    -----------------------     --------------------

NET LOSS                                      $          (531)          $        (2,641)            $       (3,172)
                                              ======================    =======================     ====================


                       See notes to financial statements.

                              AES IRONWOOD, L.L.C.
                       AN INDIRECT WHOLLY OWNED SUBSIDIARY
            OF THE AES CORPORATION AND A DEVELOPMENT STAGE ENTERPRISE

    STATEMENTS OF CHANGES IN MEMBER'S DEFICIT, YEAR ENDED DECEMBER 31, 2000,
      THE PERIOD FROM JUNE 25, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999, AND THE PERIOD FROM JUNE 25, 1999 (INCEPTION) THROUGH DECEMBER 31, 2000

                             (DOLLARS IN THOUSANDS)


                                                    COMMON STOCK
                                         ------------------------------------        ACCUMULATED
                                              SHARES              AMOUNT              DEFICIT             TOTAL
                                         ------------------    --------------      --------------     ---------------
BALANCE, JUNE 25, 1999                             ---         $       ---         $       ---        $        ---
Net Loss                                           ---                 ---             (2,641)             (2,641)
                                         ------------------    --------------      --------------     ---------------

BALANCE, DECEMBER 31, 1999                         ---                 ---             (2,641)             (2,641)
Net Loss                                           ---                 ---               (531)               (531)
                                         ------------------    --------------      --------------     ---------------

BALANCE, DECEMBER 31, 2000                         ---         $       ---         $   (3,172)        $    (3,172)
                                         ==================    ==============      ==============     ===============



                       See notes to financial statements.

                              AES IRONWOOD, L.L.C.
                       AN INDIRECT WHOLLY OWNED SUBSIDIARY
            OF THE AES CORPORATION AND A DEVELOPMENT STAGE ENTERPRISE

         STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2000,
      THE PERIOD FROM JUNE 25, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999, AND THE PERIOD FROM JUNE 25, 1999 (INCEPTION) THROUGH DECEMBER 31, 2000

                             (DOLLARS IN THOUSANDS)


                                                                            June 25, 1999              June 25, 1999
                                                                             (inception)                (inception)
                                                   Year Ended                  through                    through
                                                December 31, 2000         December 31, 1999          December 31, 2000
                                              ----------------------    -----------------------     --------------------
OPERATING ACTIVITIES:
   Net loss.............................       $          (531)          $        (2,641)            $       (3,172)
   Amortization of deferred financing
      costs.............................                   174                        44                        218
   Change in:
      Interest receivable...............                   344                      (437)                       (93)
      Accrued interest..................                  (152)                    2,429                      2,277
      Other receivables.................                  (372)                      ---                       (372)
                                              ----------------------    -----------------------     --------------------

   Net cash used in operating activities                  (537)                     (605)                    (1,142)

INVESTING ACTIVITIES:
   Payments for construction in progress               (54,227)                 (243,742)                  (297,969)
   Change in construction related
      payables..........................               (18,730)                   31,735                     13,005
   Payments for land....................                   ---                      (528)                      (528)
   Change in debt service reserve.......                74,450                   (91,098)                   (16,648)
   Purchase of other assets.............                   ---                    (1,138)                    (1,138)
                                              ----------------------    -----------------------     --------------------

   Net cash provided by (used in)
   investing activities.................                 1,493                  (304,771)                  (303,278)

FINANCING ACTIVITIES:
   Proceeds from project debt issuance..                   ---                   308,500                    308,500
   Payments for deferred financing costs                (1,144)                   (2,491)                    (3,635)
                                              ----------------------    -----------------------     --------------------

   Net cash (used in) provided by
   financing activities.................                (1,144)                  306,009                    304,865
                                              ----------------------    -----------------------     --------------------

NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS..........................                  (188)                      633                        445

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD...............................                   633                       ---                        ---
                                              ----------------------    -----------------------     --------------------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD.......................      $            445          $            633            $           445
                                              ----------------------    -----------------------     --------------------

SUPPLEMENTAL DISCLOSURE
Interest paid (net of amounts capitalized)    $          3,093          $          3,326            $         6,419
                                              ====================== == ======================= === ====================


                       See notes to financial statements.

                              AES IRONWOOD, L.L.C.
                       AN INDIRECT WHOLLY OWNED SUBSIDARY
            OF THE AES CORPORATION AND A DEVELOPMENT STAGE ENTERPRISE


                          NOTES TO FINANCIAL STATEMENTS
 YEAR ENDED DECEMBER 31, 2000, THE PERIOD FROM JUNE 25,1999 (INCEPTION) THROUGH
                        DECEMBER 31,1999 AND THE PERIOD
             FROM JUNE 25,1999 (INCEPTION) THROUGH DECEMBER 31,2000



1.       ORGANIZATION

AES Ironwood, L.L.C. (the Company) was formed on October 30, 1998, in the state of Delaware to develop, construct, and operate a 705-megawatt (MW) gas-fired, combined cycle electric generating facility in South Lebanon Township, Pennsylvania (the Plant). The Company was considered dormant until June 25, 1999, at which time the Project Financing and certain related agreements were consummated (hereinafter, Inception). The Plant, currently under construction, will consist of two Westinghouse 501 G combustion turbines, two heat recovery steam generators, and one steam turbine. The Plant will produce and sell electricity, as well as provide fuel conversion and ancillary services, solely to Williams Energy Marketing and Trading Company (Williams) under a power purchase agreement (the PPA) with a term of 20 years that will commence on the Plant's anticipated commercial operation date, June 30, 2001 (see Note 5).

The Company is in the development stage and is not expected to generate any operating revenues until the Plant achieves commercial operations. As with any new business venture of this size and nature, operation of the Plant could be affected by many factors. Management of the Company believes that the assets of the Company are realizable.

The Company is a wholly owned subsidiary of AES Ironwood, Inc. (Ironwood), which is a wholly owned subsidiary of The AES Corporation (AES). Ironwood has no assets other than its ownership interests in the Company and AES Prescott, L.L.C. (Prescott), another wholly owned subsidiary of Ironwood (see Note 7). Ironwood has no operations and is not expected to have any operations. Its only income will be from distributions it receives from the Company and AES Prescott, L.L.C., once the Company achieves commercial operation. The equity that Ironwood is to provide to the Company will be provided to Ironwood by AES, which owns all of the stock of Ironwood. AES files quarterly and annual audited reports with the Securities and Exchange Commission under the 1934 Exchange Act, which are publicly available. Ironwood's equity contribution obligations are required to be supported by either an insurance bond or letter of credit. Currently those obligations are supported by an insurance bond issued to the collateral agent (see Note 6).

On June 25, 1999, the Company issued $308.5 million in senior secured bonds (see
Note 4) for the purpose of providing financing for the construction of the Plant and to fund, through the construction period, interest payments to the bondholders. On May 12, 2000, the Company consummated an exchange offer whereby the holders of the senior bonds exchanged their privately placed senior secured bonds for registered senior secured bonds.

Pursuant to an Equity Subscription Agreement, Ironwood has agreed to contribute up to approximately $50.1 million to the Company to fund construction after the bond proceeds have been fully utilized (see

Note 4).


2.       SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION - These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-K and Regulation S-X.

         CASH AND CASH EQUIVALENTS - The Company considers unrestricted cash on hand, deposits in banks, and investments with original maturities of three months or less to be cash and cash equivalents for the purpose of the statement of cash flows.

         INVESTMENTS HELD BY TRUSTEE - The Company is required to maintain a construction funding account for the payment of certain qualifying construction costs and a construction interest account from which quarterly interest payments are to be made. As of December 31, 2000, these amounts were invested in a combination of money market funds and commercial paper. The balance in the construction funding account was approximately $1.9 million and $50.3 million as of December 31, 2000, and December 31, 1999, respectively. The balance in the construction interest account was $14.4 million and $40.4 million as of December 31, 2000, and December 31, 1999, respectively.

         CONSTRUCTION IN PROGRESS - Costs incurred in developing the Plant, including progress payments, engineering costs, management and development fees, interest, and other costs related to construction are capitalized. Total interest capitalized on the project financing debt was approximately $33.1 million and $8.4 million as of December 31, 2000, and December 31, 1999, respectively. Certain costs related to construction activities were paid by AES prior to the issuance of the bonds. These amounts include approximately $105.4 million of construction progress payments and $20.1 million in other incurred costs. These cost are reflected within construction in progress, and were reimbursed to AES out of the bond proceeds.

         OTHER ASSETS - Pursuant to the provisions of 25 Pa.Code Section 123, NOx Allowance Requirements, which establishes a NOx budget and a NOx allowance trading program for NOx affected sources for the purpose of achieving air quality standards, the Company purchased approximately $1,138,000 in NOx allowances. The NOx allowances were purchased for NOx emissions during the ozone seasons for the first two full years of operations. These amounts are reported as other assets and will be amortized as they are utilized.

         DEFERRED FINANCING COSTS - Financing costs are deferred and are being amortized using the straight-line method over approximately 26 years, which does not differ materially from the effective interest method of amortization.

         ACCOUNTS PAYABLE AND CONTRACT RETENTION PAYABLE - Amounts currently payable for construction billings and those amounts billed by Siemens Westinghouse Power Corporation (the Contractor) in accordance with the engineering, procurement, and construction contract (the EPC) but retained by the Company until construction is complete are included in accounts payable and contract retention payable, respectively. These liabilities are expected to be paid from the investment balances (bonds proceeds) or equity funding from Ironwood.

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         INCOME TAXES - The Company is a limited liability corporation and is treated as a partnership for tax purposes. Therefore, it does not pay income taxes, and no provision for income taxes has been reflected in the accompanying financial statements.

         RECLASSIFICATIONS - Certain reclassifications have been made to 1999 amounts to conform with the 2000 presentation.

         START-UP COSTS - In 1999, the Company adopted AICPA Statement of Position (SOP) 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES, which requires that start-up and organizational costs be expensed as incurred. As such, no costs to which the Statement applies have been capitalized in the accompanying balance sheet.

3.       NEW ACCOUNTING PRONOUNCEMENTS

         On January 1, 2001, the Company adopted SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which, as amended, established new accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives (including derivatives embedded in other contracts) as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the derivative's fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. Hedge accounting allows a derivative's gains or losses in fair value to offset related results of a hedged item in the statement of operations and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         SFAS No. 133 allows hedge accounting for fair value and cash flow hedges. SFAS No. 133 provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedge, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, be recognized currently in earnings in the same accounting period. SFAS No. 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedge be reported as a component of other comprehensive income in stockholder's equity and be reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining loss on the derivative, if any, must be recognized currently in earnings.

         As explained in Note 1, the Company will produce and sell electricity, as well as provide fuel conversion and ancillary services, solely to Williams under the PPA. The Company believes the PPA, although meeting the definition of a derivative under SFAS No. 133, qualifies for the normal purchase and sales exception and thus is not required to be accounted for as a derivative. The Derivatives Implementation Group
         (DIG) of the Financial Accounting Standards Board is currently discussing the accounting treatment under SFAS No. 133 for contracts similar to the PPA. The DIG may conclude that such contracts are required to be accounted for as derivatives. The Company has no other contracts that meet the definition of a derivative or an embedded derivative under SFAS No. 133. Therefore, there is no impact on the Company's financial statements as of December 31, 2000.

4.       BONDS PAYABLE

         On June 25, 1999, the Company issued $308.5 million of 8.857% senior secured bonds due 2025 (the Bonds) to qualified institutional buyers and/or institutional accredited investors, pursuant to a transaction exempt from registration under the Securities and Exchange Act of 1933 (the Act) in accordance with Rule 144A of the Act. On May 12, 2000, the Company consummated an exchange offer whereby the holders of the senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds.

         REGISTRATION RIGHTS - The Company was obligated to register the Bonds under the Act with the Securities and Exchange Commission within 220 days of the initial sale of the Bonds. The registration was not completed within the required time frame. As a result, effective January 30, 2000, the interest rate payable on the Bonds, previously fixed at 8.857%, increased by 50 basis points until the consummation of the exchange offer on May 12, 2000, when such interest rate was reduced back to 8.857%.

         The net proceeds of the bonds (after deferred financing costs), approximately $306 million, are to be used to fund the construction of the Plant and, during the construction period, for interest payments to bondholders.

         Interest on the Bonds is payable quarterly in arrears. Quarterly principal payments on the Bonds will commence on February 28, 2002. The final maturity date for the Bonds is November 30, 2025.

         PRINCIPAL & INTEREST REPAYMENT SCHEDULE (IN THOUSANDS)

YEAR                                 PRINCIPAL       INTEREST          TOTAL

2001                                     $      -        $ 27,324        $ 27,324
2002                                        1,974          27,259          29,233
2003                                        4,751          26,991          31,742
2004                                        6,355          26,425          32,780
2005                                        7,034          26,078          33,112
2006-2025                                 288,386         296,002         584,388
                                    -------------   -------------   -------------

Total payments                           $308,500        $430,079        $738,579
                                    ==============  =============   =============


         OPTIONAL REDEMPTION - The Bonds are subject to optional redemption, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus accrued interest, together with a premium calculated using a discount rate equal to the interest rate on comparable U.S. Treasury securities plus 50 basis points.

         MANDATORY REDEMPTION - The Bonds are subject to mandatory redemption, in whole or in part, at a redemption price equivalent to 100% of the principal amount plus accrued interest under certain situations pursuant to receiving insurance proceeds or liquidated damages from failure under the EPC with the Contractor, or in certain instances in which payments are received under the PPA with Williams under the event of default, at which time the Company has terminated the PPA.

         Collateral for the Bonds consists of the Plant and related facilities, all agreements relating to the operation of the project, the bank and investment accounts of the Company, and all ownership interests in the Company as prescribed under the trust indenture (the Indenture). The Company is also bound by a collateral agency agreement (the Collateral Agency Agreement) and an equity subscription agreement (the Equity Subscription Agreement).

         INDENTURE - The Indenture contains limitations on the Company incurring additional indebtedness; granting liens on the Company's property; distributing equity and paying subordinated indebtedness issued by affiliates of the Company; entering into transactions with affiliates; amending, terminating, or assigning any of the Company's contracts and fundamental changes or disposition of assets.

         COLLATERAL AGENCY AGREEMENT - The Collateral Agency Agreement requires the Company to fund or provide the funding for a debt service reserve fund. The Company has therefore entered into a Debt Service Reserve Letter of Credit Agreement dated June 1, 1999, which is expected to commence on June 30, 2001. The amount required for funding the debt service reserve fund is equal to six months scheduled payments of principal and interest on the Bonds.

         EQUITY SUBSCRIPTION AGREEMENT - The Company, along with Ironwood, has entered into an Equity Subscription Agreement, pursuant to which Ironwood has agreed to contribute up to approximately $50.1 million to the Company to fund project costs. This amount is secured by an acceptable bond issued by Ironwood. Ironwood will fund these amounts as they come due upon the earlier of (a) expenditure of all funds that have been established for construction or (b) the occurrence and during the continuation of an event of default, as defined under the Indenture. A portion of this equity requirement may be made in the form of affiliate debt between Ironwood and the Company, which is subordinate to the Bonds.

         COVENANTS - The Indenture, Collateral Agency Agreement, and Equity Subscription Agreement contain specific covenants and requirements to be met by the Company. These covenants primarily entail the restriction of payments, reporting requirements, and the creation and maintenance of debt service reserve and construction related accounts.

5.       POWER PURCHASE AGREEMENT

         The Company and Williams have entered into a PPA for the sale of all electric energy and capacity produced by the Plant, as well as ancillary services and fuel conversion services. The term of the PPA is 20 years, commencing when the construction of the Plant is complete and the Plant is commercially viable to produce electricity and related capacity, as well as to provide ancillary and fuel conversion services. Payment obligations to the Company are guaranteed by The Williams Companies, Inc. Such payment obligations under the guarantee are capped at an amount equal to 125% of the sum of the principal amounts of the bonds plus the maximum debt service reserve account required balance. The Company provided Williams a guaranty issued by AES of specific payment obligations should the Plant not achieve commercial operation by June 30, 2001. AES's liability under the guaranty is capped at $30 million. The Company replaced the guaranty issued by AES with a letter of credit issued by a commercial bank. In such case, the repayment obligations with respect to drawings under the letter of credit are to be a senior debt obligation of the Company.

         FUEL CONVERSION AND OTHER SERVICES - As instructed by the Company, Williams has the obligation to deliver, on an exclusive basis, all quantities of natural gas and fuel oil required by the Plant to generate electricity or ancillary services, to start up or shut down the Plant, and to operate the

         Plant during any period other than a start-up, shut-down, or required dispatch by Williams for any reason.

6.       COMMITMENTS AND CONTINGENCIES

         CONSTRUCTION - The Company has entered into a fixed-price turnkey agreement with Siemens Westinghouse (the Contractor) for the design, engineering, procurement, and construction of the Plant. The Contractor will provide the Company with specific combustion turbine maintenance services and spare parts for an initial term of between eight and ten years under a maintenance service agreement. The fees assessed by Siemens Westinghouse will be based on the number of Equivalent Base Load Hours accumulated by the applicable Combustion Turbine as adjusted for inflation.

         As of December 31, 2000, and December 31, 1999, the Company was liable to the Contractor for a retention payment as part of the total contract price due at the completion of the contract for approximately $11.1 million and $10.2 million, respectively.

         WATER SUPPLY - The Company has entered into a contract with the City of Lebanon Authority (the Authority) for the purchase of 50 percent of the water use of the Plant. The contract has a term of 25 years. Costs associated with the use of water by the Plant under this contract are based on gallons used per day at prices specified under the contract terms. The Company has also entered into an agreement with Pennsy Supply, Inc. (Pennsy), which will provide the remaining 50 percent of the water use of the Plant.

         INTERCONNECTION AGREEMENT - The Company has entered into an interconnection agreement with GPU Energy (GPU) to transmit the electricity generated by the Plant to the transmission grid so that it may be sold as prescribed under the Company's PPA. The agreement is in effect for the life of the Plant, yet may be terminated by mutual consent of both GPU and the Company under certain circumstances as detailed in the agreement. Costs associated with the agreement are based on electricity transmitted via GPU at a variable price, the PJM (Pennsylvania/New Jersey/Maryland) Tariff, as charged by GPU to the Company, which is comprised of both service cost and asset recovery cost, as determined by GPU and approved by the Federal Energy Regulatory Committee (FERC).

         LETTER OF CREDIT - The Company also has a letter of credit agreement outstanding to fund the construction of an access road to the plant during construction. In connection with this letter of credit, the Company has made a collateral deposit into a certificate of deposit account of approximately $385,000, which equals the amount available under this agreement.

         SURETY BOND AGREEMENT - Ironwood has a surety bond agreement for $50.1 million in relation to its equity subscription agreement. Annual commitment fees will be assessed based on the amount outstanding during the year. As of December 31, 2000, and December 31, 1999, no amounts have been drawn and no amounts are outstanding under the surety bond agreement.

7.       RELATED PARTY TRANSACTIONS

         Effective June 1999, the Company entered into a 27-year development and construction management agreement with Prescott to provide certain support services required by the Company for the development and construction of the Plant. Under this agreement Prescott will also provide operations management services for the Plant once commercial operation is attained. Minimum amounts payable under the contract during the construction period are $125,000 per month. Once commercial operation is achieved, payments for operations management services will be approximately $400,000 per month.

         During the construction period, the construction management fees are paid to Prescott from the investment balances or from equity funding. As of December 31, 2000, $2.4 million in construction management fees were incurred and charged to construction in progress, and $246,500 was payable to Prescott. Through December 31, 1999, $875,000 in construction management fees were incurred, were charged to construction in progress, and were payable to Prescott.

8.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments have been determined using available market information. The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

         The fair value of the Company's restricted investments approximates their carrying value. The Bonds had a carrying amount of $308.5 million with a fair value of approximately $306.7 million at December 31, 2000. The estimated fair value of the Bonds at December 31, 1999 and based on quoted market prices of similarly rated bonds with similar maturities, did not differ materially from their carrying value.

9.       SEGMENT INFORMATION

         Under the provisions of Statement of Financial Accounting Standards No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, the Company's business is expected to be operated as one reportable segment, with operating income or loss being the measure of performance evaluated by the chief operating decision-maker. As described in Notes 1 and 5, the Company's primary customer will be Williams, which is expected to provide all of the revenues of the Company during the term of the PPA.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         We are a Delaware limited liability company and have no employees other than our officers. Our officers receive no compensation for their services to us or for any transaction between us and any of our affiliates. We are managed by our Board of Directors under the terms of our Limited Liability Company Agreement, dated as of November 1, 1998. The following table sets forth the names, ages and positions of our directors and executive officers and their positions with us. Our directors are elected annually and each elected director holds office until the director's successor is elected and qualified or the director resigns or is removed. Our officers are elected from time to time by vote of the Board of Directors.

        NAME                                  AGE       POSITION
        ----                                  ---       --------
        Roger Naill,                           53       Director
        John Ruggirello                        50       Director and Vice President
        Barry Sharp                            41       Director, Vice President and Chief Financial Officer
        Patricia Rollin                        39       Vice President
        Maureen Shearer                        37       Secretary
        Peter Norgeot                          35       President
        Ginger Beamesderfer                    34       Vice President
        Larry Cantrell                         48       Vice President
        Russell Cochran                        41       Vice President
        Scott Miller                           31       Vice President
        Keith Moss                             35       Vice President
        Ron Rodrique                           33       Vice President
        Lyle Woodard                           49       Vice President
        Michael Romaniw                        32       Vice President and Treasurer
        Leith Mann                             47       Assistant Secretary


Roger Naill, 53, has served as one of our directors since November 1998. He is Vice President of The AES Corporation and heads The AES Corporation Corporate Strategic Planning Group. He assumed that position in 1981. Mr. Naill spends approximately 95% of his time in his capacity as Senior Vice President of The AES Corporation.

John Ruggirello, 50, has served as one of our Directors and Vice Presidents since November 1998. He is Senior Vice President of The AES Corporation. Mr. Ruggirello also serves as the President of AES Enterprise, a business development and plant operations division serving the Mid-Atlantic United States since 1994. Prior to his current position, Mr. Ruggirello was plant manager of AES Beaver Valley. Mr. Ruggirello spends approximately 20% of his time in his capacity as Senior Vice President of The AES Corporation.

Barry Sharp, 41, has served as one of our Directors, Vice Presidents and as our Chief Financial Officer since November 1998. He is currently Senior Vice President and Chief Financial Officer of The AES Corporation. He joined The AES Corporation as Director of Finance and Administration in 1986. Prior to The AES Corporation, he held various positions with Arthur Anderson & Company and Marriott. Mr. Sharp spends approximately 95% of his time in his capacity as Senior Vice President and Chief Financial Officer of The AES Corporation.

Patricia Rollin, 39, has served as one of our Vice Presidents since November 1998. She is also a Vice President of AES Enterprise. She served as Director of Investor Relations of The AES Corporation from 1994 through 1995. She joined The AES Corporation Corporate Strategic Planning in 1984.

Maureen B. Shearer, 37, has served as our Secretary since November 1998. She is currently Corporate Paralegal of The AES Corporation and has held that position since 1995. She joined The AES Corporation as an Executive Assistant in 1989. Prior to joining The AES Corporation, Ms. Shearer served active duty with the U.S. Coast Guard.

Peter Norgeot, 35, has served as our President since November 2000. Mr Norgeot joined AES Ironwood us in October 1999 as Plant Manager. He was previously Plant Manager at AES Barry, UK. Prior to this he worked at AES Thames and AES Medway. He joined The AES Corporation in 1989.

Ginger Beamesderfer, 34, has served as one of our Vice Presidents since November 2000. She joined The AES Corporation in 1997,working on the development of the AES Ironwood Project.

Larry Cantrell, 48, has served as one of our Vice Presidents since November 2000. He joined The AES Corporation in 1990 and has worked at AES Shady Point and AES Lal Pir prior to joining AES Ironwood.

Russell Cochran, 41, has served as one of our Vice Presidents since November 2000. He joined The AES Corporation in 1994 and has worked at AES Medway and AES Barry prior to joining AES Ironwood.

Scott Miller, 31, has served as one of our Vice Presidents since November 2000. He joined The AES Corporation in 1991 and has worked at AES Thames, AES Barry and development work for AES Haripur and AES Meghnaghat prior to joining AES Ironwood.

Keith Moss, 35, has served as one of our Vice Presidents since November 2000. He joined The AES Corporation in 1997 working at AES Barry prior to joining AES Ironwood.

Ron Rodrique, 33, has served as one of our Vice Presidents since November 2000. He joined The AES Corporation in 1990 working at AES Placerita prior to joining AES Ironwood.

Lyle Woodard, 49, has served as one of our Vice Presidents since November 2000. Prior to joining AES Ironwood he worked at AES Somerset.

Michael Romaniw, 32 has served as our Treasurer of AES Ironwood , L.L.C. since April 2000. He is also Vice President of AES Ironwood, Inc and AES Prescott L.L.C. He joined The AES Corporation in 1999 previously working as a tax consultant for Ernst & Young LLP.

Leith Mann, 47 has served as our Assistant Secretary since April 2000. She is also Vice President of AES Ironwood, Inc and AES Prescott L.L.C. She has also served as Assistant Secretary for The AES Corporation since February 2000. She joined The AES Corporation in 1981.

ITEM 11. EXECUTIVE COMPENSATION

         Not applicable pursuant to General Instruction I of the Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Not applicable pursuant to General Instruction I of the Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable pursuant to General Instruction I of the Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a)       The following documents are filed as part of this report:

         1.       Financial Statements Filed:
                  Please refer to Item 8 - Financial Statement and Supplementary Data.

         2.       Financial Statement Schedules Filed:
                  Please refer to Item 8 - Financial Statement and Supplementary Data.

         3.       Exhibits Filed:

Unless otherwise indicated, all exhibits to this Form 10-K are incorporated herein by reference from the identically numbered exhibit of AES Ironwood, L.L.C.'s Registration Statement of Form S-4 (333-91391).

  Exhibit Number    Description
        3           Amended and Restated Limited  Liability Company Agreement, dated as of October 4, 1999, of our
                    Company.
       4.1          Indenture and the First Supplemental Indenture, dated as of June 1, 1999, by and among our
                    Company, the Trustee and the Depositary Bank.
       4.2          Collateral Agency and Intercreditor Agreement, dated as of June 1, 1999, by and among our
                    Company, the Trustee, the Collateral Agent, the DSR LOC Provider, the CP LOC Provider and the
                    Depositary Bank.
       4.3          Debt Service Reserve Letter of Credit and Reimbursement Agreement, dated as of June 1, 1999, by and among our Company, the DSR LOC Provider and the Banks named therein.
       4.4          Construction Period Letter of Credit and Reimbursement Agreement, dated as of June 1, 1999, by and among our Company, the CP LOC Provider and the Banks named therein.
       4.5          Global Bonds, dated June 25, 1999, evidencing 8.857% Senior Secured Bonds of our Company due
                    2025 in the principal amount of $308,500,000.
       4.6          Equity Subscription  Agreement, dated as of June 1, 1999, by and among our Company, AES Ironwood and the Collateral Agent.
       4.7          Security Agreement, dated as of June 1, 1999, by and between our Company and the Collateral
                    Agent.
       4.8          Pledge and Security Agreement, dated as of June 1, 1999, by and between AES Ironwood and the
                    Collateral Agent.
       4.9          Consent to  Assignment, dated as of June 1, 1999, by and between the Power Purchaser and the
                    Collateral Agent, and consented to by our Company.
       4.10         Consent to Assignment, dated as of June 1, 1999, by and between the PPA Guarantor and our
                    Company, and consented to by our Company.
       4.11         Consent to Assignment, dated as of June 1, 1999, by and between the Contractor and the
                    Collateral Agent, and consented to by our Company (with respect to the EPC Contract).


  Exhibit Number    Description
       4.12         Consent to Assignment, dated as of June 1, 1999, by and between the Contractor and the
                    Collateral Agent and consented to by our Company (with respect to the Maintenance Services
                    Agreement).
       4.13         Consent to Assignment, dated as of June 1, 1999,  by and between Siemens Corporation and the
                    Collateral Agent, and consented to by our Company.
       4.14         Consent to Assignment, dated as of June 1, 1999, by and between Prescott and the Collateral
                    Agent, and consented to by our Company.
       4.15         Consent to Assignment, dated as of June 1, 1999, by and between Metropolitan Edison Company
                    d/b/a GPU Energy and the Collateral Agent, and consented to by our Company.
       4.16         Consent to Assignment, dated as of June 1, 1999, by and between City of Lebanon Authority and the Collateral Agent, and consented to by our Company.
       4.17         Consent to  Assignment, dated as of June 1, 1999, by and between Pennsy Supply, Inc. and the
                    Collateral Agent, and consented to by our Company.
       4.18         Assignment and Assumption Agreement, dated June 25, 1999, by and between AES Ironwood, Inc. and
                    AES Ironwood, L.L.C. (with respect to the EPC Contract).
       4.19         Assignment and Assumption Agreement, dated June 25, 1999, by and between AES Ironwood, Inc. and
                    AES Ironwood, L.L.C. (with respect to the Maintenance Services Agreement).
       10.1         Guaranty, dated as of February 5, 1999, by and between the PPA Guarantor and our Company.
       10.2         Amended and Restated Power Purchase Agreement, dated as of February 5, 1999, and Amendment No. 1 to Amended and Restated Power Purchase Agreement,  dated as of June 18, 1999, between our Company and the Power Purchaser. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)
       10.3         Engineering, Procurement and Construction Services Agreement, dated as of September 23, 1998
                    (the "EPC Contract"), as amended, by and between our Company and the Contractor. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)
       10.4         Guaranty, dated as of September 23, 1998, by and between Siemens Corporation and our Company.
       10.5         Maintenance Program Parts, Shop Repairs and Scheduled Outage TFA Services Contract, dated as of
                    September 23, 1998, and Amendment No. 1 to Maintenance Program Parts, Shop Repairs and Scheduled
                    Outage  TFA  Services  Contract,  dated  as  of  January  13,  1999  (the  "Maintenance  Services
                    Agreement"), by and between our Company and the Contractor. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)
       10.6         Development and Operations Services Agreement, dated as of June 1, 1999, by and between our
                    Company and Prescott.
       10.7         Effluent Supply Agreement, dated as of March 3, 1998, by and between our Company and City of
                    Lebanon Authority.
       10.8         Generation Facility Transmission Interconnection Agreement, dated as of March 23, 1999, by and between our Company and Metropolitan Edison Company d/b/a GPU Energy.
       10.9         Agreement  Relating to Real Estate, dated as of October 23, 1998, by and between our Company and
                    Pennsy Supply, Inc.
      10.10         Easements and Right of Access Agreement, dated as of April 15, 1999, by and between our Company and Pennsy Supply, Inc.

  Exhibit Number    Description
       12*          Computation of Ratios of Earnings / (Deficiency) to Fixed Charges


----------------

* Filed herewith.


    b)   Reports on Form 8-K

         No current reports on Form 8-K were filed by the registrant during the fourth quarter of the fiscal year ended December 31, 2000.

    SUPPLEMENTARY INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
        SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         No annual report or proxy materials have been sent to security holders during the fiscal year ended December 31, 2000. No annual report or proxy materials will be sent to security holders subsequent to the filing of this annual report on Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AES IRONWOOD, L.L.C.


                                 /s/ BARRY SHARP
                                 -----------------------------------------------
                                 By:    Barry Sharp
                                 Title: Vice President, Chief Financial Officer

Date:    March 28, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                                 TITLE                                DATE
---------                                                 -----                                ----
/s/ BARRY SHARP                                 Director, Vice President, Chief           March 28, 2001
---------------------------                     Financial Officer (and principal
Barry Sharp                                     accounting officer)


/s/ PETER NORGEOT                               President                                 March 28, 2001
---------------------------
Peter Norgeot

/s/ JOHN RUGGIRELLO                             Director, Vice President                  March 28, 2001
---------------------------
John Ruggirello

/s/ ROGER NAILL                                 Director                                  March 28, 2001
----------------
Roger Naill
