Form 10-Q
period 2001-03-31
AES IRONWOOD LLC
filed 2001-05-14
CIK 1099291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2001

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______ to _______

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
              (zip code and telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

                              AES IRONWOOD, L.L.C.

                                TABLE OF CONTENTS

                                                                                            Page No.
PART I.  FINANCIAL INFORMATION

Item 1.           Condensed Financial Statements  (unaudited)

                  Condensed Statements of Operations -- Three month periods
                  ended March 31, 2001 and 2000, and the period
                  from June 25, 1999 (inception) through March 31, 2001.........................3

                  Condensed Balance Sheets -- March 31, 2001 and
                  December 31, 2000.............................................................4

                  Condensed Statement of Changes in Member's Deficit --
                  Period from June 25, 1999 (inception) through March 31, 2001..................5

                  Condensed Statements of Cash Flows -- Three months ended March
                  31, 2001 and 2000, and the period from June 25, 1999
                  (inception) through March 31, 2001 ...........................................6

                  Notes to the Condensed Financial Statements...................................7

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.........................................12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................16

SIGNATURES.....................................................................................17

                          PART I. FINANCIAL INFORMATION

                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                              AES IRONWOOD, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF OPERATIONS,
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000,
              AND THE PERIOD FROM JUNE 25, 1999 (INCEPTION) THROUGH
                                 MARCH 31, 2001
                             (DOLLARS IN THOUSANDS)


                                                                                  June 25, 1999
                                                   Three Months Ended          (inception through
                                                        March 31,                    March 31,
                                                   -------------------               ---------

                                               2001                2000                 2001
                                               ----                ----                 ----
OPERATING EXPENSES
   General and
     Administrative Costs                    ($   97)             $    (1)             $  (523)
                                             -------              -------              -------
   Operating Loss                                (97)                  (1)                (523)

OTHER INCOME/ EXPENSE
   Interest income                               261                  945                6,205
   Interest expense                               (6)              (1,418)              (8,696)
                                             -------              -------              -------
NET INCOME (LOSS)                            $   158              $  (474)             $(3,014)
                                             =======              =======              =======


                  See notes to condensed financial statements.

                              AES IRONWOOD, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            CONDENSED BALANCE SHEETS,
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                               March 31,         December 31,
                                                                                 2001                2000
                                                                          -----------------    -----------------
ASSETS:

Current Assets:
     Cash                                                                   $       466          $       445
     Interest Receivable                                                             13                   93
     Accounts Receivable - other                                                    362                  299
     Accounts Receivable - affiliates                                                49                   73
     Investments held by trustee - at cost, which approximate
         market value                                                             9,139               16,263
                                                                          -----------------    -----------------
         Total current assets                                                    10,029               17,173

Land                                                                                528                  528
Construction in progress                                                        316,020              297,969
Certificate of deposit                                                              385                  385
Deferred financing costs - net of accumulated amortization of $254 and
 $218, respectively                                                               3,381                3,417
Other assets                                                                      1,138                1,138

                                                                          -----------------    -----------------
         Total assets                                                        $  331,481           $  320,610
                                                                          =================    =================

LIABILITIES AND MEMBER'S DEFICIT:

Current Liabilities
     Accounts payable                                                       $       204          $       159
     Accrued Interest                                                             2,277                2,277
     Payable to affiliate                                                         1,064                  970
     Payable to parent                                                              855                  754
     Retention payable                                                           11,595               11,122
                                                                          -----------------    -----------------

         Total current liabilities                                               15,995               15,282

Payable to parent, subordinated loan                                             10,000                    -
Bonds payable                                                                   308,500              308,500
                                                                          -----------------    -----------------

         Total liabilities                                                   $  334,495           $  323,782
                                                                          =================    =================

Commitments (Notes 4 and 5)

Member's deficit:
     Common stock, $1 par value-10 shares authorized, none issued or
      outstanding                                                                     -                    -
     Deficit accumulated during the development stage                            (3,014)              (3,172)
                                                                          -----------------    -----------------

         Total member's deficit                                                  (3,014)              (3,172)
                                                                          -----------------    -----------------

         Total liabilities and member's deficit                              $  331,481           $  320,610
                                                                          =================    =================

                  See notes to condensed financial statements.

                              AES IRONWOOD, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

               CONDENSED STATEMENT OF CHANGES IN MEMBER'S DEFICIT
                            PERIOD FROM JUNE 25, 1999
                       (INCEPTION) THROUGH MARCH 31, 2001
                             (DOLLARS IN THOUSANDS)


                                                       Common Stock               Accumulated
                                               ----------------------------       ------------
                                                Shares             Amount           Deficit              Total
                                               --------          ----------       ------------        -----------

BALANCE JUNE 25, 1999                              -                 $ -                 $                  $
Net Loss                                           -                   -              (2,641)            (2,641)

BALANCE DECEMBER 31, 1999                          -                   -              (2,641)            (2,641)
Net Loss                                           -                   -               (531)              (531)

BALANCE DECEMBER 31, 2000                          -                 $ -              (3,172)            (3,172)
Net Income                                         -                   -                158                158

BALANCE, MARCH 31, 2001                            -                 $ -             $(3,014)            (3,014)


                  See notes to condensed financial statements.

                              AES IRONWOOD, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

          CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
            MARCH 31, 2001 AND 2000 AND THE PERIOD FROM JUNE 25, 1999
                       (INCEPTION) THROUGH MARCH 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                       Three Months ended          June 25, 1999
                                                            March 31,           (inception) through
                                                     2000             2001         March 31, 2001
                                                 ------------     ------------  --------------------
OPERATING ACTIVITIES:
Net Income/(loss)                                $       158      $      (474)     $      (3,014)
Amortization of deferred financing costs                  36               21                254
Change in:
  Interest receivable                                     80              179                (13)
  Accrued interest                                         -              105              2,277
  Other receivables                                      (39)            (743)              (411)
                                               --------------   ---------------    --------------

  Net cash provided by (used in) operating
  activities                                             235             (912)              (907)

INVESTING ACTIVITIES:
  Payments for construction in progress              (18,051)         (27,205)          (316,021)
  Changes in construction related payables               713                -             13,719
  Payments for land                                        -                -               (528)
  Change in Investments held by trustee                7,124           28,234             (9,524)
  Purchase of other assets                                 -              (93)            (1,138)
                                               --------------   ---------------    --------------

  Net cash (used in) provided by investing
  activities                                         (10,214)             936           (313,492)

FINANCING ACTIVITIES:
  Proceeds from project debt issuance                      -                -            308,500
  Proceeds from parent subordinated loan              10,000                -             10,000
  Payments for deferred financing costs                    -             (611)            (3,635)
                                               --------------   ---------------    --------------

  Net cash provided by (used in) financing
  activities                                          10,000             (611)            314,865

  NET INCREASE (DECREASE) IN CASH AND CASH                21             (587)               466
  EQUIVALENTS
                                               --------------   ---------------    --------------

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                                   445              633                  -

CASH AND CASH EQUIVALENTS, END OF PERIOD         $       466               46        $       466
                                               --------------   ---------------    --------------

SUPPLEMENTAL DISCLOSURE:
  Interest paid (net of amounts capitalized)   $            6           1,469         $    6,425
                                               ==============   ===============     ==============

                  See notes to condensed financial statements.

                              AES IRONWOOD, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000,
      AND THE PERIOD FROM JUNE 25, 1999 (INCEPTION) THROUGH MARCH 31, 2001

1.       ORGANIZATION

         AES Ironwood, L.L.C. was formed on October 30, 1998, in the State of Delaware, to develop, construct, and operate a 705-megawatt (MW) gas-fired, combined cycle electric generating facility in South Lebanon Township, Pennsylvania. AES Ironwood, L.L.C. was considered dormant until June 25, 1999, at which time it consummated a project financing and certain related agreements. The facility, currently under construction, will consist of two Westinghouse 501 G combustion turbines, two heat recovery steam generators, and one steam turbine. The facility will produce and sell electricity, as well as provide fuel conversion and ancillary services, solely to Williams Energy under a power purchase agreement with a term of 20 years that will commence on the facility's anticipated commercial operation date, July 18, 2001.

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

         Pursuant to an equity subscription agreement (see Note 3), AES Ironwood, Inc. has agreed to contribute in the form of either equity or subordinated debt up to approximately $50.1 million to AES Ironwood, L.L.C. to fund construction after the bond proceeds have been fully utilized. On March 27, 2001, AES Ironwood, Inc. issued $10 million in subordinated debt to the Company under this agreement (Note 3).

2        BASIS OF PRESENTATION

         In AES Ironwood, L.L.C.'s opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the interim periods presented herein, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the three month period presented herein is not necessarily indicative of the results of operations to be expected for the full year.

         These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles, they should be read in conjunction with the audited financial statements for the period ended December 31, 2000 and notes thereto included in AES Ironwood, L.L.C.'s Annual Report on Form 10-K for the year ended December 31, 2000.

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

         At March 31, 2001, AES Ironwood, Inc. had issued $ 10.0 million in subordinated debt to AES Ironwood, L.L.C. under the equity subscription agreement. The subordinated debt is repayable using available cash pursuant to section 3.10 of the Collateral Agency and Intercreditor Agreement.

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

         If the commercial operation date has not occurred by June 30, 2001 for any reason, including the continued existence of or delay caused by a force majeure event affecting AES Ironwood, L.L.C., other than any delay caused by any act or failure to act by Williams Energy or any of its affiliates where the action is required under the power purchase agreement, Williams Energy will have the right to terminate the power purchase agreement. AES Ironwood, L.L.C., however, can extend the commercial operation date to December 31, 2001 (1) by providing an opinion from a third-party engineer that the commercial operation date will occur no later than December 31, 2001 (the "Free Extension Option"), or (2) by giving Williams Energy written notice of such extension no later than April 30, 2001, and paying to Williams Energy a specified amount by no later than June 30, 2001 (the "First Paid Extension Option").

         The facility's anticipated commercial operation date is approximately July 18 , 2001. In accordance with the Power Purchase Agreement, on April 30, 2001, an opinion from a third-party engineer was provided to Williams Energy stating that the commercial operation date will occur no later than December 31, 2001.

5.       COMMITMENTS AND CONTINGENCIES

         CONSTRUCTION - AES Ironwood, L.L.C. has entered into a fixed-price turnkey construction agreement with Siemens Westinghouse for the design, engineering, procurement and construction of the facility. Siemens Westinghouse will provide AES Ironwood, L.L.C., with specific combustion turbine maintenance services and spare parts for an initial term of between eight and ten years under a maintenance service agreement. The fees assessed by Siemens Westinghouse will be based on the number of Equivalent Base Load Hours accumulated by the applicable Combustion Turbine as adjusted for inflation.

         As of March 31, 2001 and December 31, 2000 AES Ironwood, L.L.C. was liable to Siemens Westinghouse for a retention payment as part of the total contract price due at the completion of the contract for approximately $11.6 million and $11.1 million, respectively.

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

         INTERCONNECTION AGREEMENT - AES Ironwood, L.L.C. has entered into an interconnection agreement with GPU Energy to transmit the electricity generated by the facility to the transmission grid so that it may be sold as prescribed under AES Ironwood, L.L.C.'s power purchase agreement. the agreement is in effect for the life of the facility, yet may be terminated by mutual consent of both GPU Energy and AES Ironwood, L.L.C. under certain circumstances as detailed in the agreement. costs associated with the agreement are based on electricity transmitted via GPU Energy at a variable price, the tariff imposed by the Pennsylvania/New Jersey/Maryland power pool market, as charged by GPU Energy to AES Ironwood, L.L.C., which is comprised of both service cost and asset recovery cost, as determined by GPU Energy and approved by the federal energy regulatory committee.

         LETTER OF CREDIT - AES Ironwood, L.L.C. also has a letter of credit agreement outstanding to fund the construction of an access road to the facility during construction. In connection with this letter of credit, AES Ironwood, L.L.C. has made a collateral deposit into a certificate of deposit account of approximately $385,000, which equals the amount available under this agreement.

         SURETY BOND AGREEMENT - AES Ironwood, Inc. has a surety bond agreement in relation to its equity subscription agreement. The initial amount of the bond under this agreement was $50.1 million. This was reduced by $10.0 million on March 27, 2001 following the issuance by AES Ironwood, Inc. of $10 million in subordinated debt under the equity subscription agreement. Annual commitment fees will be assessed based on the amount outstanding during the year. At March 31, 2001, no amount has been drawn and no amount is outstanding under the surety bond agreement.

         6.       NEW ACCOUNTING PRONOUNCEMENTS

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

         The Company will produce and sell electricity, as well as provide fuel conversion and ancillary services, solely to Williams under the PPA. The Financial Accounting Standards Board reached a tentative conclusion in April 2001 that option contracts for the purchase and sale of electricity that meet the definition of a derivative under SFAS
         No. 133 are not subject to the normal purchase and sales exemption, and as such, should be accounted for as derivatives effective July 1, 2001. The Company is currently assessing the impact of this tentative conclusion on its financial condition and results of operations. The Company does not currently believe that the PPA should be accounted for as a derivative.

         The Company has no other contracts that meet the definition of a derivative or an embedded derivative under SFAS No. 133. Therefore, there is no impact on the Company's financial statements as of January 1, 2001 or for the period ending March 31, 2001.

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

         o the additional factors that are unknown to the Company or beyond its control.

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

         The Company's facility is still under construction and is expected to be completed and operational by approximately July 18, 2001. The Company cannot assure that these expectations will be met. See "--Cautionary Note Regarding Forward-Looking Statements."

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

         The Company will produce and sell electricity, as well as provide fuel conversion and ancillary services, solely to Williams under the PPA. The Financial Accounting Standards Board reached a tentative conclusion in April 2001 that option contracts for the purchase and sale of electricity that meet the definition of a derivative under SFAS
         No. 133 are not subject to the normal purchase and sales exemption, and as such, should be accounted for as derivatives effective July 1, 2001. The Company is currently assessing the impact of this tentative conclusion on its financial condition and results of operations. The Company does not currently believe that the PPA should be accounted for as a derivative.

         The Company has no other contracts that meet the definition of a derivative or an embedded derivative under SFAS No. 133. Therefore, there is no impact on the Company's financial statements as of January 1, 2001 or for the period ending March 31, 2001.

         EQUITY CONTRIBUTIONS / SUBORDINATED DEBT

         Under the equity subscription agreement, AES Ironwood, Inc. is obligated to contribute up to approximately $50.1 million to the Company to fund project costs, in the form of equity contributions or subordinated loans. AES Ironwood, Inc.'s obligation to make the contributions is, and will be, supported by an acceptable letter of credit or an acceptable bond. On March 27,2001, AES Ironwood, Inc. issued $10 million in subordinated debt to the company under this agreement. The subordinated debt is repayable using available cash pursuant to section 3.10 of the Collateral Agency and Intercreditor Agreement.

         RESULTS OF OPERATIONS

         As of March 31, 2001 and December 31, 2000, Construction in Progress, which includes capitalized facility construction costs, was $316.0 million and $298.0 million, respectively. For the three months ended March 31, 2001, capitalized facility construction costs were $18.0 million. As discussed in greater detail below, Construction in Progress also includes the capitalization of construction related interest cost incurred on the portion of the bond proceeds expended during the construction period. These capitalized costs are included as assets on the balance sheet. Additionally, the cost of purchasing land for construction of the Company's facility has been separately identified on the Balance Sheets.

         For the three months ended March 31, 2001 and 2000 and the period from June 25, 1999 (inception) through March 31, 2001, general and administrative costs of $97,000, $1,000 and $523,000, respectively, were incurred. These costs did not directly relate to construction and are included as expenses in the Statements of Operations.

         A portion of the proceeds from the sale of the senior secured bonds have not yet been expended on construction and were invested by the trustee. For the three months ended March 31, 2001 and 2000 and the period from June 25, 1999 (inception) through March 31,2001, the interest income earned on these invested funds was approximately $261,000, $945,000 and $6.2 million, respectively, and is included in the Statements of Operations.

         As noted above, at March 31, 2001 and December 31, 2000 interest capitalized was approximately $39.1 million, and $33.1 million, respectively. For the three months ended March 31, 2001 and 2000 and the period from June 25, 1999 (inception) through March 31, 2001, interest cost incurred on the bond proceeds not spent on construction of the Company's facility was approximately $6,000, $1.4 million and $8.7 million respectively, and is included as interest expense in the Statement of Operations.

         For the three months ended March 31, 2001 and 2000 and the period from June 25, 1999 (inception) through March 31 2001, non-capitalizable costs plus interest cost and less interest income resulted in a net income/(loss) of approximately $158,000, ($474,000) and ($3.0 million) respectively.

         The results of operations may not be comparable with the results of operations during future periods, especially when the Company's facility commences commercial operations.

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

         In order to provide liquidity in the event of cash flow shortfalls, the Company has entered into a Debt Service Reserve Letter of Credit and Reimbursement Agreement. Under this agreement, a Debt Service Reserve Letter of Credit will be issued on the commercial operation date, currently expected to be July 18, 2001. The amount of the Debt Service Reserve Letter of Credit will equal six months of scheduled payments of principal and interest on the bonds.

         As of March 31, 2001, the Company had original commitments totaling $241 million arising from the construction of its facility of which $232 million had been paid.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

         The Company's market risks are not materially different from those market risks described in it's annual report on Form 10-K for the fiscal year ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AES IRONWOOD, L.L.C.



Date: May 14, 2001                   By: /s/ PETE NORGEOT
                                        -------------------
                                          Pete Norgeot
                                          President



Date: May 14, 2001                   By: /s/ BARRY SHARP
                                        ------------------
                                            Barry Sharp
                                     Vice President and Chief Financial Officer
                                     (and principal accounting officer)