Form 10-Q/A
period 2001-03-31
AES IRONWOOD LLC
filed 2001-05-15
CIK 1099291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


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

                              AES IRONWOOD, L.L.C.



Explanatory Note: This Form 10-Q/A is being filed to correct certain typographical errors contained in the Condensed Consolidated Statements of Cash Flows included in the Company's Form 10-Q for the quarter ended March 31, 2001. During the conversion process from Word format to EDGAR format, the headings for the Three Months Ended March 31, 2000 and 2001 were transposed. These headings have been corrected in this Form 10-Q/A. There have been no changes to the financial data.



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
                             (DOLLARS IN THOUSANDS)


                                                       Three Months ended          June 25, 1999
                                                            March 31,           (inception) through
                                                     2001             2000         March 31, 2001
                                                 ------------     ------------  --------------------
OPERATING ACTIVITIES:
Net Income/(loss)                                $       158      $      (474)     $      (3,014)
Amortization of deferred financing costs                  36               21                254
Change in:
  Interest receivable                                     80              179                (13)
  Accrued interest                                         -              105              2,277
  Other receivables                                      (39)            (743)              (411)
                                               --------------   ---------------    --------------

  Net cash provided by (used in) operating
  activities                                             235             (912)              (907)

INVESTING ACTIVITIES:
  Payments for construction in progress              (18,051)         (27,205)          (316,021)
  Changes in construction related payables               713                -             13,719
  Payments for land                                        -                -               (528)
  Change in Investments held by trustee                7,124           28,234             (9,524)
  Purchase of other assets                                 -              (93)            (1,138)
                                               --------------   ---------------    --------------

  Net cash (used in) provided by investing
  activities                                         (10,214)             936           (313,492)

FINANCING ACTIVITIES:
  Proceeds from project debt issuance                      -                -            308,500
  Proceeds from parent subordinated loan              10,000                -             10,000
  Payments for deferred financing costs                    -             (611)            (3,635)
                                               --------------   ---------------    --------------

  Net cash provided by (used in) financing
  activities                                          10,000             (611)            314,865

  NET INCREASE (DECREASE) IN CASH AND CASH                21             (587)               466
  EQUIVALENTS
                                               --------------   ---------------    --------------

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                                   445              633                  -

CASH AND CASH EQUIVALENTS, END OF PERIOD         $       466               46        $       466
                                               --------------   ---------------    --------------

SUPPLEMENTAL DISCLOSURE:
  Interest paid (net of amounts capitalized)   $            6           1,469         $    6,425
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


         These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Because the accompanying condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles, they should be read in conjunction with the audited financial statements for the period ended December 31, 2000 and notes thereto included in AES Ironwood, L.L.C.'s Annual Report on Form 10-K for the year ended December 31, 2000.


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

                                     AES IRONWOOD, L.L.C.




Date: May 15, 2001                   By: /s/ PETE NORGEOT
                                        -------------------
                                          Pete Norgeot
                                          President





Date: May 15, 2001                   By: /s/ BARRY SHARP
                                        ------------------
                                            Barry Sharp
                                     Vice President and Chief Financial Officer
                                     (and principal accounting officer)