Form 10-Q
period 2001-06-30
AES IRONWOOD LLC
filed 2001-08-14
CIK 1099291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


                                 (Page 1 of 17)

                              AES IRONWOOD, L.L.C.
                                TABLE OF CONTENTS


                                                                                                               Page No.
                                                                                                               --------
PART I.         FINANCIAL INFORMATION

   Item 1.      Condensed Financial Statements (Unaudited)........................................................3

                Condensed Statements of Operations, Three and Six Month Periods Ended June 30, 2001 and
                2000 and the Period From June 25, 1999 (Inception) Through June 30, 2001..........................3

                Condensed Balance Sheets, June 30, 2001 and December 31, 2000.....................................4

                Condensed Statement of Changes in Member's Deficit Period From June 25, 1999 (Inception)
                Through June 30, 2001.............................................................................5

                Condensed Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000 and
                the Period From June 25, 1999 (Inception) Through June 30, 2001...................................6

                Notes to Condensed Financial Statements, Three and Six Months Ended June 30, 2001 and
                2000, and the Period From June 25, 1999 (Inception) Through June 30, 2001.........................7

   Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations............12

   Item 3.      Quantitative And Qualitative Disclosures About Market Risk.......................................16


SIGNATURES.......................................................................................................17




                                 (Page 2 of 17)

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


                              AES IRONWOOD, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF OPERATIONS,
            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
              AND THE PERIOD FROM JUNE 25, 1999 (INCEPTION) THROUGH
                                  JUNE 30, 2001
                             (DOLLARS IN THOUSANDS)



                                                                                                    JUNE 25, 1999
                                                 THREE MONTHS ENDED        SIX MONTHS ENDED           (INCEPTION)
                                                      JUNE 30                   JUNE 30             THROUGH JUNE 30
                                                 2001         2000         2001         2000             2001
                                                 ----         ----         ----         ----             ----
OPERATING EXPENSES
   General and
     Administrative Costs                       $  (47)     $    -       $  (144)       $  (1)        $   (570)
                                                -------     -------      --------       ------        ---------

   Operating Loss                                  (47)          -          (144)          (1)            (570)

OTHER INCOME/EXPENSE
   Interest income                                  89         766           350        1,711            6,294
   Interest expense                                 (8)       (902)          (14)      (2,320)          (8,704)
                                                -------     -------      --------      -------        ---------
NET INCOME (LOSS)                               $   34      $ (136)      $   192       $ (610)        $ (2,980)
                                                ======      ========     =======       =======        =========




                  See notes to condensed financial statements.


                                 (Page 3 of 17)

                              AES IRONWOOD, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            CONDENSED BALANCE SHEETS,
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)


                                                                          JUNE 30, 2001           DECEMBER 31, 2000
                                                                          -------------           -----------------
ASSETS:
Current Assets:
     Cash...................................................             $           211          $               445
     Interest Receivable....................................                          15                           93
     Accounts Receivable - other............................                         577                          299
     Accounts Receivable - affiliates.......................                          49                           73
     Investments held by trustee - at cost, which ..........
       approximate market value.............................                       4,681                       16,263
                                                                         ---------------          -------------------
         Total current assets...............................                       5,533                       17,173
Land .......................................................                         996                          528
Construction in progress....................................                     326,104                      297,969
Certificate of deposit......................................                         385                          385
Deferred financing costs - net of accumulated amortization
  of $290 and $218, respectively............................                       3,345                        3,417
Other assets................................................                       1,138                        1,138
                                                                         ---------------          -------------------
         Total assets.......................................             $       337,501          $           320,610
                                                                         ===============          ===================
LIABILITIES AND MEMBER'S DEFICIT:
Current Liabilities
     Accounts payable.......................................             $           342          $               159
     Accrued Interest.......................................                       2,277                        2,277
     Payable to affiliate...................................                       1,439                          970
     Payable to parent......................................                       1,328                          754
     Retention payable......................................                      11,595                       11,122
     Bonds payable, current portion.........................                         987                            -
                                                                         ---------------          -------------------
         Total current liabilities..........................                      17,968                       15,282

Payable to parent, subordinated loan .......................                      15,000                            -
Bonds payable...............................................                     307,513                      308,500
                                                                         ---------------          -------------------
         Total liabilities..................................             $       340,481          $           323,782
                                                                         ---------------          -------------------
Commitments (Notes 4 and 5)
Member's deficit:
     Common stock, $1 par value-10 shares authorized,
       none issued or outstanding ..........................                           -                            -
Deficit accumulated during the development stage............                      (2,980)                      (3,172)
                                                                         ---------------          -------------------

Total member's deficit......................................                      (2,980)                      (3,172)
                                                                         ---------------          -------------------
Total liabilities and member's deficit......................             $       337,501          $           320,610
                                                                         ===============          ===================


                  See notes to condensed financial statements.


                                 (Page 4 of 17)

                              AES IRONWOOD, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

               CONDENSED STATEMENT OF CHANGES IN MEMBER'S DEFICIT
                            PERIOD FROM JUNE 25, 1999
                        (INCEPTION) THROUGH JUNE 30, 2001
                             (DOLLARS IN THOUSANDS)



                                                             COMMON STOCK
                                                             ------------               ACCUMULATED
                                                        SHARES          AMOUNT            DEFICIT           TOTAL
                                                        ------          ------          -----------         -----
BALANCE JUNE 25, 1999.......................                 -     $          -      $             -     $        -
                                                        ------     -------------     ---------------     ----------
Net Loss....................................                 -                -               (2,641)        (2,641)

BALANCE DECEMBER 31, 1999...................                 -                -               (2,641)        (2,641)
                                                        ------     -------------     ---------------     ----------
Net Loss....................................                 -                -                 (531)          (531)

BALANCE DECEMBER 31, 2000...................                 -                -               (3,172)        (3,172)
                                                        ------     -------------     ---------------     -----------
Net Income..................................                 -                -                  192            192

BALANCE JUNE 30, 2001.......................                 -     $          -      $        (2,980)        (2,980)
                                                        ======     =============     ================    ===========



                  See notes to condensed financial statements.

                                 (Page 5 of 17)

                              AES IRONWOOD, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

           CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
            JUNE 30, 2001 AND 2000 AND THE PERIOD FROM JUNE 25, 1999
                        (INCEPTION) THROUGH JUNE 30, 2001
                             (DOLLARS IN THOUSANDS)

                                                                                                      JUNE 25, 1999
                                                                                    SIX MONTHS         (INCEPTION)
                                                             SIX MONTHS ENDED          ENDED             THROUGH
                                                              JUNE 30, 2001        JUNE 30, 2000      JUNE 30, 2001
                                                              -------------        -------------      -------------
OPERATING ACTIVITIES:
Net Income/(loss)....................................      $               192   $           (610)  $         (2,980)
Amortization of deferred financing costs.............                       72                101               291
Change in:
     Interest receivable.............................                       78                220               (15)
     Accrued interest................................                        -                285             2,277
     Other receivables...............................                     (254)              (182)             (626)
                                                           --------------------  -----------------  ----------------
     Net cash provided by (used in)
         operating activities........................                       88               (186)           (1,053)
                                                           --------------------  -----------------  ----------------
INVESTING ACTIVITIES:
     Payments for construction in progress...........                  (28,135)           (42,356)         (326,397)
     Changes in construction related payables........                    1,699             (8,082)           14,705
     Payments for land...............................                     (468)                 -              (996)
     Change in investments held by trustee...........                   11,582             51,449            (5,065)
     Purchase of other assets........................                        -                (93)           (1,138)
                                                           -------------------   -----------------  ----------------
Net cash (used in) provided by investing
     activities......................................                  (15,322)               918          (318,891)
                                                           --------------------  -----------------  ----------------
FINANCING ACTIVITIES:
     Proceeds from project debt issuance.............                        -                  -           308,500
     Proceeds from parent subordinated loan..........                   15,000                  -            15,000
     Payments for deferred financing costs...........                        -             (1,142)           (3,345)
                                                           -------------------   -----------------  ----------------

Net cash provided by (used in) financing activities..                   15,000             (1,142)          320,155
                                                           --------------------  -----------------  ----------------
NET (DECREASE) INCREASE IN CASH
     AND CASH EQUIVALENTS............................                     (234)              (410)              211
                                                           --------------------  -----------------  ---------------

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD.............................                      445                633                 -

CASH AND CASH EQUIVALENTS, END OF PERIOD.............      $               211   $            223   $           211
                                                           -------------------   ----------------   ---------------

SUPPLEMENTAL DISCLOSURE:
     Interest paid (net of amounts capitalized)......      $                14   $          2,320   $         8,704
                                                           ===================   ================   ===============



                  See notes to condensed financial statements.


                                 (Page 6 of 17)

                              AES IRONWOOD, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
               THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000,
      AND THE PERIOD FROM JUNE 25, 1999 (INCEPTION) THROUGH JUNE 30, 2001

1.       ORGANIZATION

         AES Ironwood, L.L.C. was formed on October 30, 1998, in the State of Delaware, to develop, construct, and operate a 705-megawatt (MW) gas-fired, combined cycle electric generating facility in South Lebanon Township, Pennsylvania. AES Ironwood, L.L.C. was considered dormant until June 25, 1999, at which time it consummated a project financing and certain related agreements. The facility, currently under construction, will consist of two Westinghouse 501 G combustion turbines, two heat recovery steam generators, and one steam turbine. The facility will produce and sell electricity, as well as provide fuel conversion and ancillary services, solely to Williams Energy under a power purchase agreement with a term of 20 years that will commence on the facility's anticipated commercial operation date, September 30, 2001.

         The guaranteed commercial operation date of the construction agreement was May 22, 2001. Late completion payments are payable to the Company by the general contractor beginning forty-five days from this date until commercial operation is achieved. Late payments are $110,000 per day, payable by the tenth day of the month following the month in which the charges were incurred. As of July 31, 2001, the Company had accrued $2.75 million in respect of these late payments.

         AES Ironwood, L.L.C. is in the development stage and is not expected to generate any operating revenues until the facility achieves commercial operations. As with any new business venture of this size and nature, operation of the facility could be affected by many factors. Management of AES Ironwood, L.L.C. believes that the assets of AES Ironwood, L.L.C. are realizable.

         AES Ironwood, L.L.C. is a wholly-owned subsidiary of AES Ironwood, Inc., which is a wholly-owned subsidiary of The AES Corporation. AES Ironwood, Inc. has no assets other than its ownership interests in AES Ironwood, L.L.C. and AES Prescott, L.L.C. AES Ironwood, Inc. has no operations and is not expected to have any operations. Its only income will be from distributions it receives from AES Ironwood, L.L.C. and AES Prescott, L.L.C., once AES Ironwood, L.L.C. achieves commercial operation. The equity that AES Ironwood, Inc. is to provide to AES Ironwood, L.L.C. will be provided to AES Ironwood, Inc. by The AES Corporation, which owns all of the stock of AES Ironwood, Inc. The AES Corporation files quarterly and annual audited reports with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, which are publicly available, but which do not constitute a part of, and are not incorporated into, this Form 10-Q. AES Ironwood Inc.'s equity contribution obligations are required to be supported by either an insurance bond or letter of credit. Currently those obligations are supported by an insurance bond issued to the collateral agent.


                                 (Page 7 of 17)

         On June 25, 1999, AES Ironwood, L.L.C. issued $308.5 million in senior secured bonds for the purpose of providing financing for the construction of the facility and to fund, through the construction period, interest payments to the bondholders. On May 12, 2000, the Company consummated an exchange offer whereby the holders of the senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds. Repayment of the bonds commences in the year 2002. The amount payable in the year 2002 is approximately $2.0 million. Repayment of the bonds varies each year, with amounts detailed in the financing documents. Repayment dates are February 28, May 31, August 31 and November 30 of each year, with the final being November 30, 2025.

         Pursuant to an equity subscription agreement (see Note 3), AES Ironwood, Inc. has agreed to contribute in the form of either equity or subordinated debt up to approximately $50.1 million to AES Ironwood, L.L.C. to fund construction after the bond proceeds have been fully utilized. On March 27, 2001, AES Ironwood, Inc. issued $10 million in subordinated debt to the Company under this agreement (Note 3) and on June 5, 2001, AES Ironwood, Inc. issued a further $5 million dollars in subordinated debt to the Company. The subordinated debt is repayable using available cash pursuant to section 3.10 of the Collateral Agency and Intercreditor Agreement.

2.       BASIS OF PRESENTATION

         In AES Ironwood, L.L.C.'s opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the interim periods presented herein, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the three month and six month periods presented herein are not necessarily indicative of the results of operations to be expected for the full year.

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

3.       EQUITY SUBSCRIPTION AGREEMENT

         AES Ironwood, L.L.C., along with AES Ironwood, Inc., has entered into an equity subscription agreement, pursuant to which AES Ironwood, Inc. has agreed to contribute up to approximately $50.1 million to AES Ironwood, L.L.C. to fund project costs. This amount is secured by an acceptable bond issued by AES Ironwood, Inc. AES Ironwood, Inc. will fund these amounts as they come due upon the earlier of (a) expenditure of all funds that have been established for construction or (b) the occurrence, and during the continuation of, an event of default, as defined under the indenture governing its senior secured bonds. A portion of this equity requirement may be made in the form of affiliate


                                 (Page 8 of 17)
         debt, between AES Ironwood, Inc. and AES Ironwood, L.L.C., which would be subordinate to the senior secured bonds.

         At June 30, 2001, AES Ironwood, Inc. had issued $15.0 million in subordinated debt to AES Ironwood, L.L.C. under the equity subscription agreement. The subordinated debt is repayable using available cash pursuant to section 3.10 of the Collateral Agency and Intercreditor Agreement.

4.       POWER PURCHASE AGREEMENT

         AES Ironwood, L.L.C. and Williams Energy have entered into a power purchase agreement for the sale of all electric energy and capacity produced by the facility, as well as ancillary services and fuel conversion services. The term of the power purchase agreement is 20 years, commencing when the construction of the facility is complete and the facility is commercially viable to produce electricity and related capacity, as well as to provide ancillary and fuel conversion services. Payment obligations to AES Ironwood, L.L.C. are guaranteed by The Williams Companies, Inc. Such payment obligations under the guarantee are capped at an amount equal to 125% of the sum of the principal amount of the senior secured bonds plus the maximum debt service reserve account required balance. AES Ironwood, L.L.C. has provided Williams Energy a letter of credit to support the project's payment obligations should the facility not achieve commercial operation by June 30, 2001. The amount available to be drawn under the letter of credit is capped at $30 million. To date, no amounts have been drawn under this letter of credit. The repayment obligations with respect to drawings under the letter of credit are a senior debt obligation of AES Ironwood, L.L.C.

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

         The facility's anticipated commercial operation date is expected to be September 30, 2001. In accordance with the Power Purchase Agreement, on April 30, 2001, an opinion from a third-party engineer was provided to Williams Energy stating that the commercial operation date will occur no later than December 31, 2001. As a result, the commercial operation date under the power purchase agreement has been extended to December 31, 2001.

                                 (Page 9 of 17)

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

         As of June 30, 2001 and December 31, 2000 AES Ironwood, L.L.C. was liable to Siemens Westinghouse for a retention payment as part of the total contract price due at the completion of the contract for approximately $11.6 million and $11.1 million, respectively.

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

         INTERCONNECTION AGREEMENT - AES Ironwood, L.L.C. has entered into an interconnection agreement with GPU Energy to transmit the electricity generated by the facility to the transmission grid so that it may be sold as prescribed under AES Ironwood, L.L.C.'s power purchase agreement. The agreement is in effect for the life of the facility, yet may be terminated by mutual consent of both GPU Energy and AES Ironwood, L.L.C. under certain circumstances as detailed in the agreement. Costs associated with the agreement are based on electricity transmitted via GPU Energy at a variable price, and the tariff imposed by the Pennsylvania/New Jersey/Maryland power pool market, as charged by GPU Energy to AES Ironwood, L.L.C., which is comprised of both service cost and asset recovery cost, as determined by GPU Energy and approved by the Federal Energy Regulatory Commission.

         SURETY BOND AGREEMENT - AES Ironwood, Inc. has a surety bond agreement in relation to its equity subscription agreement. The initial amount of the bond under this agreement was $50.1 million. This was reduced by $10.0 million on March 27, 2001 following the issuance by AES Ironwood, Inc. of $10 million in subordinated debt under the equity subscription agreement. Annual commitment fees will be assessed based on the amount outstanding during the year. There was also a reduction of $5 million in July 2001 in respect of the $5 million of subordinated debt issued in June 2001. At June 30, 2001, no amount has been drawn and no amount is outstanding under the surety bond agreement.


                                 (Page 10 of 17)

6.       NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting For Derivative Instruments And Hedging Activities", which, as amended, establishes new accounting and reporting standards for derivative instruments and hedging activities.

         The Company will produce and sell electricity, as well as provide fuel conversion and ancillary services, solely to Williams under the PPA.

         The Company does not believe that the PPA meets the definition of a derivative under SFAS 133 and, as such should not be accounted for as a derivative.

         The Company has no other contracts that meet the definition of a derivative or an embedded derivative under SFAS No. 133. Therefore, there is no impact on the Company's financial statements as of January 1, 2001 or for the period ending June 30, 2001.


                                 (Page 11 of 17)

         In July 2001, the FASB issued "SFAS No. 143, entitled "Accounting for Asset Retirement Operations". This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with long-lived assets. The Company has not determined the effects of this standard on its financial reporting.


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

All statements other than of historical facts included herein, including those regarding market trends, the Company's financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors outside of the Company's control that may cause the actual results or performance of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, among others, the following:

        o    unexpected construction delays,
        o unexpected problems relating to the start-up, commissioning and performance of the facility,
        o    the financial condition of third parties on which we depend,
        o an adequate merchant market after the expiration of the power purchase agreement,
        o capital shortfalls and access to additional capital on reasonable terms,
        o    inadequate insurance coverage,
        o unexpected expenses or lower than expected revenues once commercial operations have begun,
        o    environmental and regulatory compliance, and
        o the additional factors that are unknown to the Company or beyond its control.

The Company has no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.



                                 (Page 12 of 17)

GENERAL

AES Ironwood, L.L.C. (the "Company") was formed on October 30, 1998 to develop, construct, own, operate and maintain its facility. The Company was dormant until June 25, 1999, the date of the sale of the senior secured bonds. The Company is in the development stage and has no operating revenues. The Company obtained $308.5 million of project financing from the sale of the senior secured bonds. The total cost of the construction of the Company's facility is estimated to be approximately $359 million, which will be financed by the proceeds from the sale of the senior secured bonds and the equity contribution described below. On May 12, 2000, the Company consummated an exchange offer whereby the holders of the senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds.

The Company's facility is still under construction and is expected to be completed and operational by approximately September 30, 2001. The Company cannot assure that these expectations will be met. See "--Cautionary Note Regarding Forward-Looking Statements." The guaranteed commercial operation date of the construction agreement was May 22, 2001. Late completion payments are payable to the Company by the general contractor beginning forty-five days from this date until commercial operation is achieved. Late payments are $110,000 per day, payable by the tenth day of the month following the month in which the charges were incurred. As of July 31, 2001, the Company had accrued $2.75 million in respect of these late payments.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting For Derivative Instruments And Hedging Activities, which, as amended, establishes new accounting and reporting standards for derivative instruments and hedging activities.

The Company will produce and sell electricity, as well as provide fuel conversion and ancillary services, solely to Williams under the PPA.

The Company does not believe that the PPA meets the definition of a derivative under SFAS 133 and, as such should not be accounted for as a derivative.

The Company has no other contracts that meet the definition of a derivative or an embedded derivative under SFAS No. 133. Therefore, there is no impact on the Company's financial statements as of January 1, 2001 or for the period ending June 30, 2001.


                                (Page 13 of 17)

In July 2001, the FASB issued "SFAS No. 143, entitled "Accounting for Asset Retirement Operations". This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with long lived-assets. The Company has not determined the effects of this standard on its financial reporting.

EQUITY CONTRIBUTIONS / SUBORDINATED DEBT

Under the equity subscription agreement, AES Ironwood, Inc. is obligated to contribute up to approximately $50.1 million to the Company to fund project costs, in the form of equity contributions or subordinated loans. AES Ironwood, Inc.'s obligation to make the contributions is, and will be, supported by an acceptable letter of credit or an acceptable bond. On March 27, 2001, AES Ironwood, Inc. issued $10 million in subordinated debt to the company under this agreement, and on June 5, 2001, AES Ironwood, Inc issued another $5 million in respect of subordinated debt. The subordinated debt is repayable using available cash pursuant to section 3.10 of the Collateral Agency and Intercreditor Agreement.

RESULTS OF OPERATIONS

         FOR THE THREE MONTHS ENDED JUNE 30, 2001

General and administrative costs for the three months ended June 30, 2001, were $47,000 compared to $0 for the comparable period of the prior calendar year.

A portion of the proceeds from the sale of senior secured bonds have not yet been expended on the construction and were invested by the trustee. For the three months ended June 30, 2001 interest income earned on these invested funds was approximately $89,000, compared to $766,000 for the comparable period of the prior calendar year.


                                (Page 14 of 17)

As noted above, at June 30, 2001 and December 31, 2000, interest capitalized was approximately $46.7 million, and $33.1 million respectively. For the three months ended June 30, 2001 interest costs incurred on the bond proceeds not spent on construction of the Company's facility was approximately $8,000, compared to $902,000 for the comparable period of the prior year.

For the three months ended June 30, 2001, non-capitalizable costs plus interest cost and less interest income resulted in a net income of $34,000, compared to a loss of ($136,000) for the comparable period of the prior year.

         FOR THE SIX MONTHS ENDED JUNE 30, 2001

General and administrative costs for the six months ended June 30, 2001 were $144,000, compared to $1,000 for the comparable period of the prior calendar year.

A portion of the proceeds from the sale of senior secured bonds have not yet been expended on the construction and were invested by the trustee. For the six months ended June 30, 2001 interest income earned on these invested funds was approximately $350,000, compared to $1.7 million for the comparable period of the prior calendar year.

For the six months ended June 30, 2001 interest costs incurred on the bond proceeds not spent on construction of the Company's facility was approximately $14,000, compared to $2.3 million for the comparable period of the prior year.

For the six months ended June 30, 2001, non-capitalizable costs plus interest cost and less interest income resulted in a net income of $192,000, compared to a loss of ($610,000) for the comparable period of the prior year.

         FOR THE PERIOD FROM JUNE 25, 1999 (INCEPTION) THROUGH JUNE 30, 2001

As of June 30, 2001 and December 31, 2000, Construction in Progress, which includes capitalized facility construction costs, was $326.0 million and $298.0 million, respectively. For the three and six month periods ended June 30, 2001, capitalized facility construction costs were $10.1 million and $28.0 million respectively. As discussed in greater detail below, Construction in Progress also includes the capitalization of construction related interest cost incurred on the portion of the bond proceeds expended during the construction period. These capitalized costs are included as assets on the balance sheet. Additionally, the cost of purchasing land for construction of the Company's facility has been separately identified on the balance sheets.

General and administrative costs for the period from June 25, 1999 (inception) through June 30, 2001, were $570,000. These costs did not directly relate to construction and are included as expenses in the Statements of Operations.

A portion of the proceeds from the sale of senior secured bonds have not yet been expended on the construction and were invested by the trustee. Interest earned on these invested funds for the period from June 25, 1999 (inception) through June 30, 2001, were $6.3 million. The interest earned on these invested funds is included the Statements of Operations.


                                (Page 15 of 17)

As noted above, at June 30, 2001 and December 31, 2000, interest capitalized was approximately $46.7 million, and $33.1 million respectively. Interest costs incurred on the bond proceeds not spent on construction of the Company's facility for the period from June 25, 1999 (inception) through June 30, 2001, was approximately $8.7 million.

Non-capitalizable costs plus interest cost and less interest income for the period from June 25, 1999 (inception) through June 30, 2001, resulted in a net loss of ($2.9 million).

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

In order to provide liquidity in the event of cash flow shortfalls, the Company has entered into a Debt Service Reserve Letter of Credit and Reimbursement Agreement. Under this agreement, a Debt Service Reserve Letter of Credit will be issued on the commercial operation date, currently expected to be September 30, 2001. The amount of the Debt Service Reserve Letter of Credit will equal six months of scheduled payments of principal and interest on the bonds.

As of June 30, 2001, the Company had original commitments to the general contractor totaling $241 million arising from the construction of its facility of which $232 million had been paid.

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



                                (Page 16 of 17)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 AES IRONWOOD, L.L.C.



Date:  August 14, 2001           By: /s/ PETE NORGEOT
                                    --------------------------------------------
                                     PETE NORGEOT
                                     President



Date:  August 14, 2001           By: /s/ MICHAEL ROMANIW
                                     -------------------------------------------
                                     MICHAEL ROMANIW
                                     Vice President and Treasurer
                                     (and principal accounting officer)




                                (Page 17 of 17)