Form 10-Q
period 2001-09-30
AES IRONWOOD LLC
filed 2001-11-14
CIK 1099291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

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


                              (page 1 of 18)

                              AES IRONWOOD, L.L.C.
                                TABLE OF CONTENTS



                                                                                                           PAGE NO.

PART I.         FINANCIAL INFORMATION

   Item 1.      Condensed Financial Statements (Unaudited)........................................................3

                Condensed Statements of Operations, Three and Nine Month Periods Ended September 30,
                2001 and 2000 and the Period From June 25, 1999 (Inception) Through September 30, 2001............3

                Condensed Balance Sheets, September 30, 2001 and December 31, 2000................................4

                Condensed Statement of Changes in Member's Deficit Period From June 25, 1999 (Inception)
                Through September 30, 2001........................................................................5

                Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000
                and the Period From June 25, 1999 (Inception) Through September 30, 2001..........................6

                Notes to Condensed Financial Statements Three and Nine Months Ended September 30, 2001
                and 2000, and the Period From June 25, 1999 (Inception) Through September 30, 2001................7

   Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations............12

   Item 3.      Quantitative and Qualitative Disclosures About Market Risk.......................................17


SIGNATURES.......................................................................................................18



                              (page 2 of 18)

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



                              AES IRONWOOD, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF OPERATIONS,
         THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
              AND THE PERIOD FROM JUNE 25, 1999 (INCEPTION) THROUGH
                               SEPTEMBER 30, 2001
                             (DOLLARS IN THOUSANDS)







                                                                                                      JUNE 25, 1999
                                                 THREE MONTHS ENDED        NINE MONTHS ENDED       (INCEPTION) THROUGH
                                                    SEPTEMBER 30             SEPTEMBER 30             SEPTEMBER 30
                                                 2001         2000         2001         2000               2001
                                                 ----         ----         ----         ----               ----
OPERATING EXPENSES
   General and
     Administrative Costs                        ($111)     ($ 137)      ($  255)       ($ 138)       $   (681)
                                                -------     -------      --------       -------       ---------

   Operating Loss                                 (111)        (137)        (255)        (138)            (681)

OTHER INCOME/EXPENSE
   Interest income                                  50          581          400        2,292            6,344
   Interest expense                                   -        (455)         (14)      (2,775)          (8,704)
                                                -------     ---------    --------     --------        ---------

NET INCOME (LOSS)                               $  (61)     ($   11)     $   131        ($621)        $ (3,041)
                                                =======     ========     =======        ======        =========



                                   See notes to condensed financial statements.

                              (page 3 of 18)

                              AES IRONWOOD, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            CONDENSED BALANCE SHEETS,
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)



                                                                                 SEPTEMBER 30, 2001     DECEMBER 31, 2000
                                                                                 ------------------     -----------------

ASSETS:
Current Assets:
     Cash ....................................................................            $   3,292             $     445
     Interest Receivable .....................................................                   14                    93
     Accounts Receivable - other .............................................                7,976                   299
     Accounts Receivable - affiliates ........................................                  415                    73
     Investments held by trustee - at cost, which approximate
        market value .........................................................                6,019                16,263
                                                                                          ---------             ---------
         Total current assets ................................................               17,716                17,173
Land .........................................................................                  992                   528
Construction in progress .....................................................              326,802               297,969
Certificate of deposit .......................................................                  385                   385
Deferred financing costs - net of accumulated amortization of $327
    and $218, respectively ...................................................                3,308                 3,417
Other assets .................................................................                1,124                 1,138
                                                                                          ---------             ---------
         Total assets ........................................................            $ 350,327             $ 320,610
                                                                                          =========             =========
LIABILITIES AND MEMBER'S DEFICIT:
Current Liabilities
     Accounts payable ........................................................            $   2,865             $     159
     Accrued interest ........................................................                2,277                 2,277
     Payable to affiliate ....................................................                1,835                   970
     Payable to parent .......................................................                1,160                   754
     Retention payable .......................................................               11,731                11,122
     Bonds payable, current portion ..........................................                1,480                    --
                                                                                          ---------             ---------
         Total current liabilities ...........................................               21,348                15,282

Payable to parent, subordinated loan .........................................               25,000                    --
Bonds payable ................................................................              307,020               308,500
                                                                                          ---------             ---------
         Total liabilities ...................................................            $ 353,368             $ 323,782
                                                                                          =========             =========
Commitments (Notes 4 and 5)

Member's deficit:
     Common stock, $1 par value-10 shares authorized, none issued or
         outstanding .........................................................                   --                    --
Deficit accumulated during the development stage .............................               (3,041)               (3,172)
                                                                                          ---------             ---------

Total member's deficit .......................................................               (3,041)               (3,172)
                                                                                          ---------             ---------
Total liabilities and member's deficit .......................................            $ 350,327             $ 320,610
                                                                                          =========             =========

                                   See notes to condensed financial statements

                              (page 4 of 18)

                              AES IRONWOOD, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

               CONDENSED STATEMENT OF CHANGES IN MEMBER'S DEFICIT
                            PERIOD FROM JUNE 25, 1999
                     (INCEPTION) THROUGH SEPTEMBER 30, 2001
                             (DOLLARS IN THOUSANDS)




                                                             COMMON STOCK
                                                  -------------------------------      ACCUMULATED
                                                        SHARES          AMOUNT           DEFICIT          TOTAL
                                                        ------          ------           -------          -----
BALANCE JUNE 25, 1999.......................                   -   $           -     $             -     $        -
                                                  --------------   -------------     ---------------     ----------
Net Loss....................................                   -               -              (2,641)        (2,641)

BALANCE DECEMBER 31, 1999...................                   -               -              (2,641)        (2,641)
                                                  --------------   -------------     ---------------     ----------
Net Loss....................................                   -               -                (531)          (531)

BALANCE DECEMBER 31, 2000...................                   -               -              (3,172)        (3,172)
                                                  --------------   -------------     ---------------     -----------
Net Income..................................                   -               -                 131            131

BALANCE SEPTEMBER 30, 2001..................                   -   $           -     $        (3,041)        (3,041)
                                                  ==============   =============     ================    ===========




                  See notes to condensed financial statements.

                              (page 5 of 18)

                              AES IRONWOOD, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

          CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
          SEPTEMBER 30, 2001 AND 2000 AND THE PERIOD FROM JUNE 25, 1999
                     (INCEPTION) THROUGH SEPTEMBER 30, 2001
                             (DOLLARS IN THOUSANDS)





                                                                                                        JUNE 25, 1999
                                                                 NINE MONTHS        NINE MONTHS          (INCEPTION)
                                                                    ENDED              ENDED               THROUGH
                                                             SEPTEMBER 30, 2001  SEPTEMBER 30, 2000  SEPTEMBER 30, 2001
                                                             ------------------  ------------------  ------------------


OPERATING ACTIVITIES:
Net Income/(loss)....................................      $               131   $           (621)    $        (3,041)
Amortization of deferred financing costs.............                      109                138                 327
Change in:
     Interest receivable.............................                       79                 96                 (14)
     Accrued interest................................                        -               (152)              2,277
     Other receivables...............................                   (8,019)              (164)             (8,391)
                                                           --------------------  -----------------    ----------------
     Net cash provided by (used in)
         operating activities........................                   (7,700)              (703)             (8,842)
                                                           ====================  =================    ================

INVESTING ACTIVITIES:
     Payments for construction in progress...........                  (28,833)           (59,620)           (326,802)
     Changes in construction related payables........                    4,586                  -              17,591
     Payments for land...............................                     (464)                 -                (992)
     Change in investments held by trustee...........                   10,244             61,215              (6,019)
     Purchase of other assets........................                       14                (93)             (1,509)
                                                           -------------------   -----------------    ----------------
Net cash provided by (used in) investing
     activities......................................                  (14,453)             1,502            (317,731)
                                                           ====================  ================     ================

FINANCING ACTIVITIES:
     Proceeds from project debt issuance.............                        -                  -             308,500
     Proceeds from parent subordinated loan..........                   25,000                  -              25,000
     Payments for deferred financing costs...........                        -             (1,143)             (3,635)
                                                           -------------------   -----------------    ----------------

Net cash provided by (used in) financing activities..                   25,000             (1,143)            329,938
                                                           ===================   =================    ===============

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS............................                    2,847               (344)              3,292
                                                           ===================   =================    ===============

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD.............................                      445                633                   -

CASH AND CASH EQUIVALENTS, END OF PERIOD.............      $             3,292   $            289     $         3,292
                                                           -------------------   ----------------     ---------------

SUPPLEMENTAL DISCLOSURE:
     Interest paid (net of amounts capitalized)......      $                14   $          2,775     $         8,718
                                                           ===================   ================     ===============



                                   See notes to condensed financial statements.

                              (page 6 of 18)

                              AES IRONWOOD, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS,
               THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND
           2000, AND THE PERIOD FROM JUNE 25, 1999 (INCEPTION) THROUGH
                               SEPTEMBER 30, 2001

1.       ORGANIZATION

         AES Ironwood, L.L.C. was formed on October 30, 1998, in the State of Delaware, to develop, construct, and operate a 705-megawatt (MW) gas-fired, combined cycle electric generating facility in South Lebanon Township, Pennsylvania. AES Ironwood, L.L.C. was considered dormant until June 25, 1999, at which time it consummated a project financing and certain related agreements. The facility, currently under construction, will consist of two Westinghouse 501 G combustion turbines, two heat recovery steam generators, and one steam turbine. The facility will produce and sell electricity, as well as provide fuel conversion and ancillary services, solely to Williams Energy under a power purchase agreement with a term of 20 years that will commence on the facility's anticipated commercial operation date. The Company currently expects to commence commercial operations on December 1, 2001.

         The guaranteed commercial operation date of the construction agreement was May 22, 2001. Late completion payments are payable to the Company by the general contractor beginning forty-five days from this date until commercial operation is achieved. Late payments are $110,000 per day, payable by the tenth day of the month following the month in which the charges were incurred. As of November 14, 2001, the Company had accrued and received $12.87 million in respect of these late payments.

         AES Ironwood, L.L.C. is in the development stage and is not expected to generate any operating revenues until the facility achieves commercial operations. As with any new business venture of this size and nature, operation of the facility could be affected by many factors. Management of AES Ironwood, L.L.C. believes that the assets of AES Ironwood, L.L.C. are realizable.

         AES Ironwood, L.L.C. is a wholly-owned subsidiary of AES Ironwood, Inc., which is a wholly-owned subsidiary of The AES Corporation. AES Ironwood, Inc. has no assets other than its ownership interests in AES Ironwood, L.L.C. and AES Prescott, L.L.C. AES Ironwood, Inc. has no operations and is not expected to have any operations. Its only income will be from distributions it receives from AES Ironwood, L.L.C. and AES Prescott, L.L.C., once AES Ironwood, L.L.C. achieves commercial operation. The equity that AES Ironwood, Inc. is to provide to AES Ironwood, L.L.C. will be provided to AES Ironwood, Inc. by The AES Corporation, which owns all of the stock of AES Ironwood, Inc. The AES Corporation files quarterly and annual audited reports with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, which are publicly available, but which do not constitute a part of, and are not incorporated into, this Form 10-Q. AES Ironwood Inc.'s equity contribution obligations are required to be

                              (page 7 of 18)
         supported by either an insurance bond or letter of credit. Currently those obligations are supported by an insurance bond issued to the collateral agent.

2.       BASIS OF PRESENTATION

         In AES Ironwood, L.L.C.'s opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the interim periods presented herein, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the three month, nine month and other periods presented herein are not necessarily indicative of the results of operations to be expected for the full year or future periods.

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

3.       DEBT

         On June 25, 1999, AES Ironwood, L.L.C. issued $308.5 million in senior secured bonds for the purpose of providing financing for the construction of the facility and to fund, through the construction period, interest payments to the bondholders. On May 12, 2000,


                              (page 8 of 18)
         the Company consummated an exchange offer whereby the holders of the senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds. Repayment of the bonds commences in the year 2002. The amount payable in the year 2002 is approximately $2.0 million. Principle repayments on the bonds varies each year, with amounts detailed in the financing documents. Repayment dates are February 28, May 31, August 31 and November 30 of each year, with the final being November 30, 2025. Interest at the annual rate of 8.857% is payable quarterly on the above dates.

         Pursuant to an equity subscription agreement (see Note 3), AES Ironwood, Inc. has agreed to contribute in the form of either equity or subordinated debt up to approximately $50.1 million to AES Ironwood, L.L.C. to fund construction after the bond proceeds have been fully utilized. On March 27, June 5, and August 30, 2001, AES Ironwood, Inc. issued $10 million, $5 million, and $10 million respectively, in subordinated debt to the Company under this agreement (Note 3). The subordinated debt is repayable using available cash pursuant to Section 3.10 of the Collateral Agency and Intercreditor Agreement. Interest will begin accruing at an annual rate of 5.79% once commercial operations commence.

4.       EQUITY SUBSCRIPTION AGREEMENT

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

         At September 30, 2001, AES Ironwood, Inc. had issued $25.0 million in subordinated debt to AES Ironwood, L.L.C. under the equity subscription agreement. The subordinated debt is repayable using available cash pursuant to Section 3.10 of the Collateral Agency and Intercreditor Agreement.

5.       POWER PURCHASE AGREEMENT

         AES Ironwood, L.L.C. and Williams Energy have entered into a power purchase agreement for the sale of all electric energy and capacity produced by the facility, as well as ancillary and fuel conversion services. The term of the power purchase agreement is 20 years, commencing when the construction of the facility is complete and the facility is commercially viable to produce electricity and related capacity, as well as to provide ancillary and fuel conversion services. Payment obligations to AES Ironwood, L.L.C. are guaranteed by The Williams Companies, Inc. Such payment obligations under the guarantee are capped at an amount equal to 125% of the sum of the principal amount of the senior secured bonds plus the maximum debt service reserve account required balance. AES Ironwood, L.L.C. has provided Williams Energy a letter of credit to


                              (page 9 of 18)
         support the project's payment obligations should the facility not achieve commercial operation by June 30, 2001. The amount available to be drawn under the letter of credit is capped at $30 million. To date, no amounts have been drawn under this letter of credit. The repayment obligations with respect to drawings under the letter of credit are a senior debt obligation of AES Ironwood, L.L.C.

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

         The facility's anticipated commercial operation date is currently expected to be December 1, 2001. In accordance with the power purchase agreement, on April 30, 2001, an opinion from a third-party engineer was provided to Williams Energy stating that the commercial operation date will occur no later than December 31, 2001. As a result, the commercial operation date under the power purchase agreement has been extended to December 31, 2001.

         The Company may elect to extend the Commercial Operation Date up to and including December 31, 2002 by paying Williams Energy an amount equal to the lessor of any actual damages Williams suffers or incurs after December 31, 2001 as a result of Williams reliance upon the delivery by such date or three million dollars ($3,000,000). The Company shall also pay specified amounts ranging from $11,000 per day to $50,000 per day of the extension. During this time the Company continues to collect liquidated damages from the Contractor in the amount of $110,000 per day in an amount not to exceed twenty percent (20%) of the Contract Price. The Contractor is also responsible for fuel consumed until Commercial Operation is achieved. The Company is entitled to ninety percent of electric revenues generated during testing. During the current test phase, the plant has consistently been operating at base load.

6.       COMMITMENTS AND CONTINGENCIES

         CONSTRUCTION - AES Ironwood, L.L.C. has entered into a fixed-price turnkey construction agreement with Siemens Westinghouse for the design, engineering, procurement and construction of the facility. Siemens Westinghouse will provide AES Ironwood, L.L.C., with specific combustion turbine maintenance services and spare parts for an initial term


                              (page 10 of 18)
         of between eight and ten years under a maintenance service agreement. The fees assessed by Siemens Westinghouse will be based on the number of Equivalent Base Load Hours accumulated by the applicable Combustion Turbine as adjusted for inflation.

         As of September 30, 2001 and December 31, 2000, AES Ironwood, L.L.C. was liable to Siemens Westinghouse for a retention payment as part of the total contract price due at the completion of the contract for approximately $11.7 million and $11.1 million, respectively. These amounts are recorded within construction in progress in the accompanying balance sheets.

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

         INTERCONNECTION AGREEMENT - AES Ironwood, L.L.C. has entered into an interconnection agreement with GPU Energy to transmit the electricity generated by the facility to the transmission grid so that it may be sold as prescribed under AES Ironwood, L.L.C.'s power purchase agreement. The agreement is in effect for the life of the facility, however it may be terminated by mutual consent of both GPU Energy and AES Ironwood, L.L.C. under certain circumstances as detailed in the agreement. Costs associated with the agreement are based on electricity transmitted via GPU Energy at a variable price, and the tariff imposed by the Pennsylvania/New Jersey/Maryland power pool market, as charged by GPU Energy to AES Ironwood, L.L.C., which is comprised of both service cost and asset recovery cost, as determined by GPU Energy and approved by the Federal Energy Regulatory Commission.

         SURETY BOND AGREEMENT - AES Ironwood, Inc. has a surety bond agreement in relation to its equity subscription agreement. The initial amount of the bond under this agreement was $50.1 million. This amount was reduced by $10 million on March 27, 2001 following the issuance by AES Ironwood, Inc. of $10 million in subordinated debt under the equity subscription agreement. Annual commitment fees will be assessed based on the amount outstanding during the year. The surety bond was also reduced $5 million in July 2001 in respect of the $5 million and $10 million of subordinated debt issued in June 2001 and reduced by $10 million in August 2001 in respect of the $10 million of subordinated debt issued in August 2001. At September 30, 2001, no amount has been drawn and no amount is outstanding under the surety bond agreement.

7.       NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting For Derivative Instruments And Hedging Activities", which, as amended, establishes new accounting and reporting standards for derivative instruments and hedging activities.


                              (page 11 of 18)

         The Company will produce and sell electricity, as well as provide fuel conversion and ancillary services, solely to Williams under the power purchase agreement. The Company does not believe that the power purchase agreement meets the definition of a derivative under SFAS 133 and, as such should not be accounted for as a derivative.

         The Company has no other contracts that meet the definition of a derivative or an embedded derivative under SFAS No. 133, as amended. Therefore, the impact of the adoption of provisions of SFAS 133, as amended, on the Company's financial statements as of January 1, 2001 or for the three and nine month periods ended September 30, 2001 is not expected to be material.

         In July 2001, the FASB issued SFAS No. 143, entitled "Accounting for Asset Retirement Operations". This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with long-lived assets. The Company has not determined the effects of this standard on its financial reporting.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and generally are to be applied prospectively. This statement addresses financial accounting and reporting for the impairment or disposal of long - lived assets. SFAS No. 144 provides guidance for developing estimates of future flows used to test assets for recoverability, requires that assets to be disposed of be classified as held for sale when certain criteria are met. The statement also extends the reporting of discontinued operations to all components of an entity and provides guidance for recognition of a liability for obligations associated with a disposal activity. The Company believes that the initial adoption of the provisions of SFAS No. 144 will not have any material impact on its financial position or results of operations.

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

                              (page 12 of 18)

All statements other than of historical facts included herein, including those regarding market trends, the Company's financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors outside of the Company's control that may cause the actual results or performance of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, among others, the following:

o        unexpected construction delays,
o unexpected problems relating to the start-up, commissioning and performance of the facility,
o        the financial condition of third parties on which we depend,
o an adequate merchant market after the expiration of the power purchase agreement,
o capital shortfalls and access to additional capital on reasonable terms,
o        inadequate insurance coverage,
o unexpected expenses or lower than expected revenues once commercial operations have begun,
o        environmental and regulatory compliance,
o terrorist acts and adverse reactions to United States anti-terrorism activities, and
o the additional factors that are unknown to the Company or beyond its control.

The Company has no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

GENERAL

AES Ironwood, L.L.C. (the "Company") was formed on October 30, 1998 to develop, construct, own, operate and maintain its facility. The Company was dormant until June 25, 1999, the date of the sale of its senior secured bonds. The Company obtained $308.5 million of project financing from the sale of its senior secured bonds. The total cost of the construction of the Company's facility is estimated to be approximately $359 million, which will be financed by the proceeds from the sale of the senior secured bonds and the equity contribution described below. On May 12, 2000, the Company consummated an exchange offer whereby the holders of the senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds. The Company is in the development stage and has no operating revenues.

The Company's facility is still under construction and is expected to be completed and operational by approximately December 1, 2001. The Company cannot assure that these expectations will be met. See "Cautionary Note Regarding Forward-Looking Statements." The guaranteed commercial operation date of the construction agreement was May 22, 2001. Late completion payments are payable to the Company by the general contractor beginning forty-five days from this date until commercial operation is achieved. Late payments are $110,000 per day, payable by the tenth day of the month following the month in which the charges were incurred. As of October 31, 2001, the Company had accrued $12.87 million in respect of these late payments and has received $9.46 million in respect of these accruals, with a payment of $3.41 million paid November 13, 2001.


                              (page 13 of 18)

The Company may elect to extend the Commercial Operation Date up to and including December 31, 2002 by paying Williams Energy an amount equal to the lessor of any actual damages Williams suffers or incurs after December 31, 2001 as a result of Williams reliance upon the delivery by such date or $3 million. The Company shall also pay specified amounts ranging from $11,000 per day to $50,000 per day of the extension.

EQUITY CONTRIBUTIONS / SUBORDINATED DEBT

Under the equity subscription agreement, AES Ironwood, Inc. is obligated to contribute up to approximately $50.1 million to the Company to fund project costs, in the form of equity contributions or subordinated loans. AES Ironwood, Inc.'s obligation to make the contributions is, and will be, supported by an acceptable letter of credit or an acceptable bond. On March 27, June 5, and August 30, 2001, AES Ironwood, Inc. issued $10 million, $5 million and $10 million respectively in subordinated debt to the Company under this agreement. The subordinated debt is repayable using available cash pursuant to Section 3.10 of the Collateral Agency and Intercreditor Agreement. Interest will begin accruing at an annual rate of 5.79% once commercial operations commence.

RESULTS OF OPERATIONS

         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

General and administrative costs for the three months ended September 30, 2001, were $111,000 compared to $137,000 for the comparable period of the prior calendar year. These costs did not directly relate to construction and are included as expenses in the Statement of Operations.

A portion of the proceeds from the sale of senior secured bonds had not yet been expended on the construction by September 30, 2000, and were invested by the trustee. For the three months ended September 30, 2001 interest income earned on these invested funds was $-0-, compared to $581,000 for the comparable period of the prior calendar year. The interest earned on these invested funds is included in the Statements of Operations.


                              (page 14 of 18)

As noted above, at September 30, 2001 and December 31, 2000, interest capitalized was approximately $53.5 million, and $33.1 million respectively. As of September 30, 2001 all proceeds from the sale of the senior secured bonds were expended on construction. For the three months ended September 30, 2001, interest costs incurred on the bond proceeds not spent on construction of the Company's facility was $0, compared to $455,000 for the comparable period of the prior year.

For the three months ended September 30, 2001, non-capitalizable costs plus interest cost and less interest income resulted in a loss of $61,000, compared to a loss of $11,000 for the comparable period of the prior year.

         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

General and administrative costs for the nine months ended September 30, 2001 were $255,000, compared to $138,000 for the comparable period of the prior calendar year. The increase in general and administrative costs is due to the Company's partial operation in 2000. These costs did not directly relate to construction and are included as expenses in the Statement of Operations.

A portion of the proceeds from the sale of senior secured bonds had not yet been expended on the construction by September 30, 2000 and were invested by the trustee. As of September 30, 2001 all proceeds from the sale of the senior secured bonds were expended on construction. For the nine months ended September 30, 2001 interest income earned on these invested funds was approximately $400,000, compared to $2.3 million for the comparable period of the prior calendar year. The interest earned on these invested funds is included in the Statement of Operations.



For the nine months ended September 30, 2001 interest costs incurred on the bond proceeds not spent on construction of the Company's facility was approximately $14,000, compared to $2.8 million for the comparable period of the prior year.

For the nine months ended September 30, 2001, non-capitalizable costs plus interest cost and less interest income resulted in a net income of $131,000, compared to a loss of $621,000 for the comparable period of the prior year.

       FOR THE PERIOD FROM JUNE 25, 1999 (INCEPTION) THROUGH SEPTEMBER 30, 2001

As of September 30, 2001 and December 31, 2000, Construction in Progress, which includes capitalized facility construction costs, was $327.0 million and $298.0 million, respectively. For the three and nine month periods ended September 30, 2001, capitalized facility construction costs were $1 million and $29.0 million respectively. As discussed in greater detail below, Construction in Progress also includes the capitalization of construction related interest cost incurred on the portion of the bond proceeds expended during the construction period. These capitalized costs are included as assets on the balance sheet. Additionally, the cost of purchasing land for construction of the Company's facility has been separately identified on the balance sheets.

                              (page 15 of 18)

General and administrative costs for the period from June 25, 1999 (inception) through September 30, 2001, were $681,000. These costs did not directly relate to construction and are included as expenses in the Statements of Operations.

A portion of the proceeds from the sale of senior secured bonds have not yet been expended on the construction and were invested by the trustee. Interest earned on these invested funds for the period from June 25, 1999 (inception) through September 30, 2001, were $6.3 million. The interest earned on these invested funds is included the Statements of Operations.

As noted above, at September 30, 2001 and December 31, 2000, interest capitalized was approximately $53.5 million, and $33.1 million respectively. Interest costs incurred on the bond proceeds not spent on construction of the Company's facility for the period from June 25, 1999 (inception) through September 30, 2001, was approximately $8.7 million.

Non-capitalizable costs plus interest cost and less interest income for the period from June 25, 1999 (inception) through September 30, 2001, resulted in a net loss of ($3.0 million).

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

In order to provide liquidity in the event of cash flow shortfalls, the Company has entered into a Debt Service Reserve Letter of Credit and Reimbursement Agreement. Under this agreement, a Debt Service Reserve Letter of Credit will be issued on the commercial operation date, currently expected to be December 1, 2001. The amount of the Debt Service Reserve Letter of Credit will equal six months of scheduled payments of principal and interest on the bonds.

As of September 30, 2001, the Company had original commitments to the general contractor totaling $241 million arising from the construction of its facility of which $234 million had been paid.

BUSINESS STRATEGY AND OUTLOOK

The Company's overall business strategy is to market and sell all of its net capacity, fuel conversion and ancillary services to Williams Energy during the 20-year term of the power purchase agreement. After expiration of the power purchase agreement, the Company anticipates selling its facility's capacity, ancillary services and energy under a power purchase agreement or

                              (page 16 of 18)
into the Pennsylvania/New Jersey/Maryland power pool market. The Company intends to cause its facility to be managed, operated and maintained in compliance with the project contracts and all applicable legal requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risks are not materially different from those market risks described in it's annual report on Form 10-K for the fiscal year ended December 31, 2000.


                              (page 17 of 18)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      AES IRONWOOD, L.L.C.


Date:  November 14, 2001              By: /S/ PETE NORGEOT
                                          --------------------------------------
                                          PETE NORGEOT
                                          President



Date:  November 14, 2001              By: /S/ MICHAEL CARLSON
                                          --------------------------------------
                                          MICHAEL CARLSON
                                          Vice President
                                          (and principal accounting officer)


                              (page 18 of 18)