Form 10-K405
period 2001-12-31
AES IRONWOOD LLC
filed 2002-04-01
CIK 1099291

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:  333-91391

AES IRONWOOD, L.L.C.

(Exact name of registrant as specified in its charter)

Delaware	54-1457537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

305 Prescott Road, Lebanon, Pennsylvania	17042
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (717) 228-1328
Securities Registered Pursuant To Section 12(b) of The Act: None
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

Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K  ☒

As of March 29, 2002, there was one membership interest outstanding, which was held by AES Ironwood, Inc., the Company’s parent and a wholly owned subsidiary of The AES Corporation.

All of the Registrant’s equity securities are indirectly owned by The AES Corporation.  Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format authorized by General Instruction I of the Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Form 10-K, as well as statements made by us in periodic press releases and other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “estimates,” “plans,” “projects,” “expects,” “may,” “will,” “should,” “approximately,” or “anticipates” or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties.  We have based these forward-looking statements on our current expectations and projections about future events based upon our knowledge of facts as of the date of this Form 10-K and our assumptions about future events.

All statements other than of historical facts included herein, including those regarding market trends, our financial position, business strategy, projected plans and objectives of management for future operations of the facility, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors outside of our control that may cause our actual results or performance to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  These risks, uncertainties and other factors include, among others, the following:

•                  unexpected problems relating to the start-up, commissioning and performance of the facility,

•                  the financial condition of third parties on which we depend, including in particular, Williams Energy, Inc., the power purchaser under the power purchase agreement,

•                  the continued performance of Williams Energy under the power purchase agreement,

•                  our ability to find a replacement power purchaser on favorable or reasonable terms, if necessary,

•                  an adequate merchant market after the expiration of the power purchase agreement,

•                  capital shortfalls and access to additional capital on reasonable terms,

•                  inadequate insurance coverage,

•                  unexpected expenses or lower than expected revenues,

•                  environmental and regulatory compliance,

•                  terrorists acts and adverse reactions to United States anti-terrorism activities, and

•                  the additional factors that are unknown to us or beyond our control.

We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.                             Business

General

We are a Delaware limited liability company formed to develop, construct, own, operate and maintain a 705-megawatt (MW) gas-fired electric generating power plant in Lebanon County, Pennsylvania, and to manage the production of electric generating capacity, ancillary services and energy at our facility. We commenced commercial operations December 28, 2001. Since the commercial operation date, our sole business is the ownership and operation of our project.

We own the land on which our facility is located.  Our facility was designed, engineered, procured and constructed for us by Siemens Westinghouse Power Corporation on a fixed-price, turnkey basis under the construction agreement. Siemens Westinghouse is also providing combustion turbine maintenance services and spare parts for our facility for an initial term of between eight and 10 years, depending on the timing of scheduled outages, under the maintenance services agreement. AES Prescott, L.L.C. (AES Prescott), an indirect wholly-owned subsidiary of The AES Corporation, provides development, construction management and operations and maintenance services for the project under an operations agreement.

We entered into a power purchase agreement for a term of 20 years under which Williams Energy, Inc. is committed to purchase all of the net capacity, fuel conversion and ancillary services of our facility.  Net capacity is the maximum amount of electricity generated by our facility net of electricity used at our facility.  Fuel conversion services consist of the combustion of natural gas in order to generate electric energy.  Ancillary services consist of services necessary to support the transmission of capacity and energy.  Williams Energy is obligated to supply us with all natural gas necessary to provide net capacity, fuel conversion services and ancillary services under the power purchase agreement. During the term of the power purchase agreement substantially all of our revenues will be derived from payments made under the power purchase agreement.

Organizational Structure

All of our equity interests are owned by AES Ironwood, Inc., a wholly-owned subsidiary of The AES Corporation. The AES Corporation will provide funds to AES Ironwood, Inc. so that AES Ironwood, Inc. can make equity contributions to us to fund project costs. AES Ironwood, Inc. currently has no operations outside of its activities in connection with our project and does not anticipate undertaking any operations not associated with our project. AES Ironwood, Inc. has no assets other than its membership interests in us and AES Prescott.  AES Prescott has no operations outside of its activities in connection with our project. Under a services agreement, The AES Corporation supplies to AES Prescott all of the personnel and services necessary for AES Prescott to comply with its obligations under the operations agreement.

The AES Corporation is a leading global power company committed to supplying electricity in a socially responsible way.  As of December 31, 2001, The AES Corporation currently had assets of approximately $37 billion and employed approximately 38,000 people around the world.  The AES Corporation is a public company and is subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, files reports, proxy statements and other information, including financial reports, with the SEC.

The following organizational chart illustrates the relationship among our company, AES Ironwood, Inc., AES Prescott and The AES Corporation:

The AES Corporation

AES Ironwood, Inc.

AES Ironwood, L.L.C.	AES Prescott, L.L.C.

Our principal executive offices are located at 305 Prescott Road, Lebanon, Pennsylvania 17042.  Our telephone number is (717) 228-1328.

Competition

Under the power purchase agreement, Williams Energy is required to purchase all of our facility’s capacity and energy.  Therefore, during the twenty year term of the power purchase agreement, competition from other capacity and energy providers will only become an issue if Williams Energy breaches its agreement and ceases to purchase our capacity and energy or the power purchase agreement is otherwise terminated or not performed in accordance with its terms.  Following the term of the power purchase agreement, we anticipate selling our facility’s net capacity, ancillary services and energy under a new power purchase agreement or into the Pennsylvania-New Jersey-Maryland (PJM) power pool market.  At that time, we will face competition from other generating facilities selling into the PJM power pool market including, possibly, other facilities owned by The AES Corporation or its affiliates.

Employees

Other than the officers listed in the “Directors and Executive Officers of the Registrant” section of this Form 10-K, we have no employees and do not anticipate having any employees in the future.  Under the operations agreement, AES Prescott has managed the development and construction of and now operates and maintains our facility.  The direct labor personnel and the plant operations management are employees of The AES Corporation which are provided to AES Prescott under the services agreement.

Insurance

As owner of our facility, we maintain a comprehensive insurance program as required under our various project contracts and the indenture governing our senior secured bonds and underwritten by recognized insurance companies.  Among other insurance policies, we also maintain commercial general liability insurance, permanent property insurance for full replacement value of our facility and business interruption insurance covering at least 12 months of debt service and fixed operation and maintenance expenses.  We have obtained title insurance in an amount equal to the principal amount of the bonds.

AES Prescott, as operator of our facility, maintains, among other insurance policies, workers’ compensation insurance, or evidence of self-insurance, if required, and comprehensive automobile bodily injury and property damage liability insurance.

Permits and Regulatory Approvals

AES Prescott, as operator of our facility, and us, as owner of our facility, must comply with numerous federal, state and local regulatory requirements including environmental requirements in the operation of our facility.

On March 31, 1999, we received a certification from the Federal Energy Regulatory Commission (FERC) that we are an Exempt Wholesale Generator.  Certification as an Exempt Wholesale Generator exempts us from regulation under the Public Utility Holding Company Act of 1935.  We will maintain this status so long as we continue to make only wholesale sales of electricity, which we intend to do. Prior to commercial operation, we filed the power purchase agreement with FERC and obtained approval for the rates contained therein. We may also need to obtain FERC approval for sales of electricity at market-based rates after the power purchase agreement is no longer in effect.

On March 29, 1999, we received our Prevention of Significant Deterioration Permit, or “air  permit,” from the Pennsylvania Department of Environmental Protection.  The appeal period in respect of the air permit expired on May 3, 1999 and no appeal was filed.  The air permit required that our facility be constructed in a manner that would allow it to meet specified limitations on emissions of air pollutants.  Under the construction agreement, Siemens Westinghouse was required to construct our facility to meet these requirements. At the time of provisional acceptance, certain emission standards as set by the construction agreement had not been achieved; although the emissions were within the limits of our permits. Siemens Westinghouse will be performing the necessary modifications to the facility to ensure the emissions meet EPC requirements.

We are subject to a number of statutory and regulatory standards and required approvals relating to energy, labor and environmental laws.  Although the necessary environmental permits for the commencement of construction of our facility have been obtained, we are required to comply with the terms of our environmental permits and to obtain other permits for the operation of our facility.

The permits that have been obtained and that will be obtained contain ongoing requirements.  Failure to satisfy and maintain any of the permit conditions or other applicable requirements could delay or prevent completion of the construction of our facility, prevent the operation of our facility and/or result in additional costs.

Summary of Principal Project Contracts

While we believe that the following summaries contain the material terms of the principal project contracts, such summaries may not include all of the provisions of each agreement that each individual investor may feel is important.  These summaries do not restate each agreement discussed herein and exclude certain definitions and complex legal terminology that may be contained in each relevant agreement.  You should carefully read each agreement discussed herein, each of which was filed as an exhibit in our prior 10-Ks.

Power Purchase Agreement

We entered into an Amended and Restated Power Purchase Agreement, dated as of February 5, 1999, with Williams Energy for the sale to Williams Energy of all of the electric energy and capacity produced by our facility as well as ancillary services and fuel conversion services.

Term

The term of the power purchase agreement extends for 20 years after the first contract anniversary date, which is the last day in the month in which the commercial operation date occurs.  The commercial operation date occurs when

•                              the initial start-up testing of our facility has been successfully completed,

•                              we have received all approvals from PJM Interconnection, L.L.C., which is the independent system operator that operates the transmission system to which our facility will interconnect, and

•                              we have obtained all required permits and authorizations for operation of our facility.

These prerequisites were met and the facility commenced operations on December 28, 2001, accordingly, the power purchase agreement’s initial term is expected to expire on December 31, 2022.

Purchase and Sale of Capacity and Services

During the term, commencing with the commercial operation date, we must sell and make available to Williams Energy on an exclusive basis, and Williams Energy must purchase and pay for, our facility’s net capacity and ability to generate electric energy.  In addition, during the term, commencing with the commercial operation date, we must perform for Williams Energy on an exclusive basis, and Williams Energy must purchase and pay for fuel conversion services, which consist of the generation of electric energy from fuel provided by Williams Energy.

Fuel Conversion and Other Services

Williams Energy must deliver or cause to be delivered to us at the gas delivery point on an exclusive basis all quantities of natural gas as we require:

•                              to generate net electric energy and/or ancillary services,

•                              to perform start-ups,

•                              to perform shutdowns, and

•                              to operate our facility during any period other than a start-up, shutdown or dispatch period for any reason.

Pricing and Payments

For each month of the term after the commercial operation date, Williams Energy must pay us for our facility’s net capacity, successful start-ups and associated shutdowns, other services and fuel conversion services at the applicable rates described in the power purchase agreement.  Each monthly payment by Williams Energy will consist of a total fixed payment, a fuel conversion payment and a start-up payment.  The total fixed payment, which is payable regardless of facility dispatch by Williams Energy but is subject to adjustment based on facility availability, is calculated by multiplying a fixed capacity rate for each contract year by our facility’s net capacity in the billing month and is anticipated to be sufficient to cover our debt service and fixed operating and maintenance costs and to provide us a return on equity.  The fuel conversion payment is intended to cover our variable operating and maintenance costs and escalates annually based on an escalation index described in the power purchase agreement. The start-up payment is intended to cover our non-fuel variable costs when the plant is starting a dispatch period. In addition, we may receive heat rate bonuses or be required to pay heat rate penalties.

Prior to the commercial operation date, and during specific facility tests thereafter, we purchased natural gas from Williams Energy. Williams Energy sold to us the natural gas at prices specified in the power purchase agreement, and we sold to Williams Energy at the electric delivery point any net electric energy produced during those periods at 90% of the energy market clearing price.

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

Interconnection and Metering Equipment

At our sole cost and expense, we will maintain, or be responsible for the maintenance of our facility, the interconnection facilities and protective gas apparatus needed to generate and deliver net electric energy and/or ancillary services to the electric delivery point in order to fulfill our obligations under the power purchase agreement, including all interconnection facilities and protective gas apparatus that may be located at any switchyard and/or substation to be built at our facility.  At our cost and expense, the interconnection facilities and protective gas apparatus needed to generate and deliver net electric and/or ancillary services to the electric delivery point have been completed as required under the power purchase agreement.  The interconnection facilities and protective gas apparatus have been designed, constructed and completed in a good and workmanlike manner and in accordance with accepted electrical practices, with respect to our facility and interconnection facilities or in accordance with standard gas industry practices, with respect to protective gas apparatus, so that the expected useful life of our facility, the interconnection facilities and protective gas apparatus will be not less than the term of the power purchase agreement.

We have been solely responsible for the negotiation and execution of the interconnection agreement with GPU Energy under which GPU Energy will own and be responsible for the electric metering equipment and the design, installation, construction and maintenance of the electrical facilities and protective apparatus, including any transmission equipment and related facilities, necessary to interconnect GPU Energy’s electrical system with our facility at the electric delivery point. This equipment cost approximately $5.1 million and was capitalized as part of the facility. Williams Energy reimbursed us for the reasonable GPU Energy costs (i.e., transmission facility costs, GPU Energy protective apparatus and other equipment, GPU Energy electric meters, and GPU Energy costs for PJM and other required interconnection-related studies) incurred, or to be reimbursed, by us under the interconnection agreement up to a maximum amount of which is in excess of the costs anticipated to be incurred by us under the interconnection agreement.

Williams Energy is responsible for the installation, maintenance and testing of the gas metering equipment, to the extent not otherwise installed, maintained and tested by the supplier of gas transportation services, as reasonably approved by us.

All electric metering equipment, gas metering equipment and oil metering equipment, whether owned by us or by a third party, must be operated, maintained and tested in accordance with accepted electrical practices, in the case of the electric metering equipment, and in accordance with applicable industry standards, in the case of the gas metering equipment and oil metering equipment.

Operation / Dispatch

Our facility, the interconnection facilities and the protective gas apparatus must be operated in accordance with accepted electrical practices and applicable requirements and guidelines reasonably adopted by GPU Energy from time to time and applied consistently to GPU Energy’s electric generating facilities, with respect to our facility and interconnection facilities, or in accordance with standard gas industry practices, with respect to protective gas apparatus.  If there is a conflict between the terms and conditions of the power purchase agreement and GPU Energy requirements, GPU Energy requirements will control.

We must operate our facility in parallel with GPU Energy’s electrical system with governor control and the net electric energy to be delivered by us under the power purchase agreement must be three-phase, 60 hertz, alternating current at a nominal voltage acceptable to GPU Energy at the electric delivery point, must not adversely affect the voltage, frequency, wave shape or power factor of power at the electric delivery point and must be delivered to the electric delivery point in a manner acceptable to GPU Energy.

The power purchase agreement acknowledges that GPU Energy has the right to require us to disconnect our facility from GPU Energy’s electrical system, or otherwise curtail, interrupt or reduce deliveries of net electric energy, for specific safety or emergency reasons.  If our facility has been disconnected for these reasons, Williams Energy will continue to be obligated to make total fixed payments for at least 24 hours after the occurrence of the disconnection of our facility by GPU Energy.

We must use commercially reasonable efforts to promptly correct any condition at our facility which necessitates the disconnection of our facility from GPU Energy’s electrical system or the reduction, curtailment or interruption of electrical output of our facility.  Williams Energy will have the exclusive right to schedule the operation of our facility or a unit in accordance with the provisions of the power purchase agreement so long as the scheduling is consistent with the design limitations of our facility, applicable law, regulations and permits, and manufacturers’ reasonable recommendations for operating limits with respect to our facility and major components.

Up to two times each year, we must demonstrate, in accordance with the then-applicable criteria of PJM applicable generally to independent power and GPU Energy generating facilities in PJM of similar technology, the capability of our facility to produce and maintain, as required for the demonstration, our facility’s net capacity.

Force Majeure

A party will be excused from performing its obligations under the power purchase agreement and will not be liable in damages or otherwise to the other party if and to the extent the party declares that it is unable to perform or is prevented from performing an obligation under the power purchase agreement by a force majeure condition, except for any obligations and/or liabilities under the power purchase agreement to pay money, which will not be excused, and except to the extent an obligation accrues prior to the occurrence or existence of a force majeure condition so long as:

•                              the party declaring its inability to perform by virtue of force majeure, as promptly as practicable after the occurrence of the force majeure condition, but in no event more than five days later, gives the other party written notice describing, in detail, the nature, extent and expected duration of the force majeure condition;

•                              the suspension of performance is of no greater scope and of no longer duration than is reasonably required by the force majeure condition;

•                              the party declaring force majeure uses all commercially reasonable efforts to remedy its inability to perform; and

•                              once the party declaring force majeure is able to resume performance of its obligations excused as a result of the force majeure condition, it promptly gives written notice to the other party.

Irrespective of whether the force majeure condition is declared by Williams Energy or us, the time period of a force majeure will be excluded from the calculation of all payments under the power purchase agreement and Williams Energy must be under no obligation to pay us any of the payments described in the power purchase agreement.  If Williams Energy declares a force majeure, however, it must, subject to its right to terminate the power purchase agreement if the force majeure has not been fully corrected or alleviated within 18 months of the declaration, continue to pay us only the applicable monthly total fixed payment as described in the power purchase agreement until the earlier of (1) the termination of the force majeure condition or (2) the termination of the power purchase agreement. Furthermore, if we declare a force majeure due to an action or inaction of GPU Energy that prevents us from delivering net electric energy to the electric delivery point, Williams Energy must continue to pay the applicable portion of the total fixed payment for the first 24 hours of the period.  Notwithstanding anything to the contrary contained in the power purchase agreement, except as may expressly be provided in the power purchase agreement, the term force majeure will not include the following nor will the following excuse a party’s performance:

•                              Any reduction, curtailment or interruption of generation or operation of our facility, or of the ability of Williams Energy to accept or transmit net electric energy, whether in whole or in part, which reduction, curtailment or interruption is caused by or arises from the acts or omissions of any third party providing services or supplies to the party claiming force majeure, including any vendor or supplier to either party of materials, equipment, supplies or services, or any inability of GPU Energy to deliver net electric energy to Williams Energy, unless, and then only to the extent  that, any acts or omissions would itself be excused under the power purchase agreement as a force majeure; or

•                              Any outage, whether or not due to the fault or negligence of us, of our facility attributable to a defect or inadequacy in the manufacture, design or installation of our facility that prevents, curtails, interrupts or reduces the ability of our facility to generate net electric energy or the ability of us to perform our obligations under the power purchase agreement; or

•                              To the extent that the party claiming force majeure failed to prevent or remedy the force majeure condition by taking all commercially reasonable acts, short of litigation if the remedy requires litigation, and, except as otherwise provided in the power purchase agreement, failed to resume performance under the power purchase agreement with reasonable dispatch after the termination of the force majeure condition; or

•                              To the extent that the claiming party’s failure to perform was caused by lack of funds; or

•                              To the extent Williams Energy is unable to perform due to a shortage of natural gas not caused by an event of force majeure; or

•                              Because of an increase or decrease in the market price of electric energy/capacity, natural gas or because it is uneconomic for the party to perform its obligations under the power purchase agreement.

Neither party will be required to settle any strike, walkout, lockout or other labor dispute on terms which, in the sole judgment of the party involved in the dispute, are contrary to its interest.  Williams Energy will have the right to terminate the power purchase agreement if a force majeure has been declared by us and the effect of the force majeure has not been fully corrected or alleviated within 18 months after the date the force majeure was declared.  Williams Energy, however, will not have the right to terminate the power purchase agreement if (1) the force majeure was caused by Williams Energy or (2) the force majeure event does not prevent or materially limit Williams Energy’s ability to sell our facility’s net capacity into or through the PJM power pool market or to a third party.

Events of Default; Termination; Remedies

The following will constitute events of default under the power purchase agreement:

•                              breach of any term or condition of the power purchase agreement, including, but not limited to, (1) any failure to maintain or to renew any security, (2) any breach of a representation, warranty or covenant or (3) failure of either party to make a required payment to the other party;

•                              our facility is not available to provide fuel conversion services to Williams Energy during any period of 180 consecutive days after the commercial operation date, except as may be excused by force majeure or the absence of available natural gas, or if the non-availability is caused by act or failure by Williams Energy where the action is required by the power purchase agreement;

•                              we sell or supply net electric energy, ancillary services or capacity from our facility, or agree to do the same, to any person or entity other than Williams Energy, without the prior approval of Williams Energy;

•                              failure by us for 30 consecutive days to perform regular and required maintenance, testing or inspection of the interconnection facilities, our facility and/or other electric equipment and facilities;

•                              failure by us for 30 consecutive days to correct or resolve a material violation of any code, regulation and/or statute applicable to the construction, installation, operation or maintenance of our facility, the interconnection facilities, protective gas apparatus or any other electric equipment and facilities required to be constructed and operated under the power purchase agreement when the violation impairs our continued ability to perform under the power purchase agreement;

•                              involuntary bankruptcy or insolvency of either party and continues for more than 60 days;

•                              voluntary bankruptcy or insolvency by either party;

•                              any modifications, alterations or other changes to our facility by or on behalf of us which prevent us from fulfilling, or materially diminishes our ability to fulfill, our obligations, duties, rights and responsibilities under the power purchase agreement and which after reasonable notice and opportunity to cure, are not corrected;

•                              there will be outstanding for more than 60 days any unsatisfied final, non-appealable judgment against us in an amount exceeding $500,000, unless the existence of the unsatisfied judgment does not materially affect our ability to perform our obligations under the power purchase agreement; and

•                              (1) The AES Corporation will cease to own, directly or indirectly, beneficially and of record, at least 50 percent of the equity interests in our company or will cease to possess the power to direct or cause the direction of our management or policies or (2) any person or an affiliate, other than The AES Corporation or an affiliate, authorized to act as a power marketer by FERC will own, directly or indirectly, beneficially or of record, any of the equity interests in our company.

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

Security

Williams Energy has provided us a guarantee, issued by The Williams Companies, Inc., of Williams Energy’s performance and payment obligations under the power purchase agreement.  If The

Williams Companies, Inc. is no longer rated investment grade, however, the guarantee must, within 30 days after the loss of the rating, be replaced by a guarantee from another affiliate of Williams Energy that is rated investment grade or by other security acceptable to us, including a letter of credit which meets the requirements of the power purchase agreement.

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

Construction Agreement

We, as assignee of AES Ironwood, Inc., entered into an Agreement for Engineering, Procurement and Construction Services, dated as of September 23, 1998, as amended, with Siemens Westinghouse for Siemens Westinghouse to perform services in connection with the design, engineering, procurement, site preparation and clearing, civil works, construction, start-up, training and testing and to provide all materials and equipment (excluding operational spare parts), machinery, tools, construction fuels, chemicals and utilities, labor, transportation, administration and other services and items (collectively and separately, the “services”) for our facility. Siemens Westinghouse was granted provisional acceptance on December 27, 2001.

Siemens Westinghouse’s Services and Other Obligations

Siemens Westinghouse must complete our project by performing or causing to be performed all of the services.  The required services have included: engineering and design; construction and construction management; providing design documents, instruction manuals, a project procedures manual and quality assurance plan; procuring all materials, equipment and supplies and all contractor and subcontractor labor and manufacturing and related services; providing a spare parts list; providing all labor and personnel; obtaining some applicable permits and providing information to assist us in obtaining other applicable permits; performing inspection, expediting, quality surveillance and traffic services; transporting, shipping, receiving and marshalling all materials, equipment and supplies and other items; providing storage for all materials, supplies and equipment and procurement or disposal of all soil and gravel (including remediation and disposal of specific hazardous materials); providing for design, construction and installation of electrical interconnection facilities (including electric metering equipment, automatic regulation equipment, protective apparatus and control system equipment) and reviewing other GPU Energy interconnections to our facility (including gas and water pipelines); performing performance tests and power purchase agreement output tests; providing for start-up and initial operation functions; and providing specified spare parts, waste disposal services, chemicals, consumables and utilities.

The services have also included: training our personnel prior to provisional acceptance; providing us and our designee with access to the facility site; obtaining additional necessary real estate rights; clean-up and waste disposal (including hazardous materials brought to the facility site by Siemens Westinghouse or the subcontractors); submitting a construction schedule and progress reports; payment of contractor taxes; employee identification and security arrangements; protecting adjoining utilities and public and private lands from damage; paying appropriate royalties and license fees; providing final releases and waivers to us; posting collateral or providing other assurances if major subcontractors fail to furnish final waivers; maintaining labor relations and project labor agreements; providing further assurances; coordinating with other contractors; and causing Siemens Corporation to execute and deliver the related guaranty.

By meeting the provisions in Section 6.3 of the construction agreement, Provisional Acceptance was granted by us on December 27, 2001. Siemens Westinghouse must perform certain agreed upon completion items in order to obtain final acceptance. These items include but are not limited to modifications during the April outage, described below within Interim Acceptance. After the completion of these items, and after having proven that such modifications will perform as promised final completion is expected to be granted.

Construction and Start-Up

Siemens Westinghouse must perform certain services in accordance with prudent utility practices, generally accepted standards of professional care, skill, diligence and competence applicable to engineering, construction and project management practices, all applicable laws, all applicable permits, the real estate rights, the quality assurance plan, GPU Energy electrical interconnection requirements, the environmental requirements and safety precautions described in the construction agreement, and all of the requirements necessary to maintain the warranties granted by the subcontractors under the construction agreement. Siemens Westinghouse must perform the services in accordance with our construction schedule and must cause

•                              each construction progress milestone to be achieved on or prior to the applicable  construction progress milestone date,

•                              either provisional acceptance or interim acceptance of our facility to occur on or prior to the guaranteed provisional acceptance date, and

•                              final acceptance of our facility to occur on or before the  guaranteed final acceptance date.

Siemens Westinghouse must perform the services so that our facility, when operated in accordance with the instruction manual and the power purchase agreement operating requirements, regardless of whether our facility is operated at 705 megawatts or at a different output, on natural gas , respectively, as of provisional acceptance, interim acceptance and final acceptance, will comply with all applicable laws and applicable permits, GPU Energy electrical interconnection requirements and the guaranteed emissions limits in accordance with the completed performance test requirements.

Contract Price and Payment

The adjusted contract price, including base scope changes through the date of the construction agreement, is $241 million and commencing on the construction commencement date is to be paid in installments in accordance with the payment and milestone schedule.  The contract price may be adjusted as a result of scope changes.  We must make and have made scheduled payments to Siemens Westinghouse upon receipt of Siemens Westinghouse’s payment request unless the independent engineer fails to confirm the matters certified to by Siemens Westinghouse in the request, in which case we may defer the scheduled payments until the condition is satisfied. To date we have not deferred any payment.   We withheld from each scheduled payment 5%, other than our project completion payment, of the payment until after final acceptance.  At final acceptance, we must pay all retainage except for $1,000,000 and 150% of the cost of completing all punch list items.  We must pay our project completion payment, including all remaining retainage within 30 days after project completion.  Upon the termination of the construction agreement, Siemens Westinghouse will be entitled to a termination payment equal to the scheduled payments due and owing, retainage and termination costs incurred by Siemens Westinghouse and subcontractors.  We are not obligated to make any payment to Siemens Westinghouse at any time Siemens Westinghouse is in material breach of the construction agreement, unless Siemens Westinghouse is diligently pursuing a cure.  All payments are subject to release of claims.

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

Mechanical Completion

Mechanical Completion will be achieved when:

•                              All equipment and facilities necessary for the full, safe and reliable operation of our facility have been properly constructed, installed, insulated and protected where required, and correctly adjusted, and can be safely used for their intended purposes in accordance with the instruction manual and all applicable laws and applicable permits;

•                              The tests required for mechanical completion that are identified in the construction agreement have been successfully completed;

•                              Our facility is fully and properly interconnected and synchronized with the electrical system of GPU Energy in accordance with GPU Energy electrical interconnection requirements, and all features and equipment of our facility are capable of operating simultaneously; and

•                              The complete performance by Siemens Westinghouse of all the services relating to our facility under the construction agreement, except for any remaining punch list items, performance tests, power purchase agreement output tests and reliability run, in compliance with the standards of performance described in the construction agreement, so that our facility meets all of the applicable requirements described in the construction agreement but excluding the achievement of the guaranteed emission limits and the performance guarantees.

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

Pursuant to the terms and conditions applicable to Agreement Change Order No. 70, 4(e) “ Owner agrees that, upon the earlier of Provisional Acceptance, Interim Acceptance or Final Completion, Owner shell be deemed to have issued a Mechanical Completion Certificate pursuant to Section 6.1.2.2 of the (construction) Contract”.

Provisional acceptance was granted December 27, 2001.

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

Provisional Acceptance

Provisional acceptance will be achieved when:

•                              Siemens Westinghouse has concluded a completed performance test in which our facility, while operating on natural gas, demonstrates during a minimum of two 2-hour tests an average net electrical output and a net heat rate of 95% (or higher) of the natural gas-based electrical output guarantee and 108% (or lower) of the natural gas-based heat rate guarantee;

•                              Siemens Westinghouse has concluded a completed power purchase agreement output test in which our facility demonstrates (1) a level of achievement of 95% (or higher) of the natural gas-based electrical output guarantee, while operating on natural gas, and (2) to our reasonable satisfaction, the other capabilities required to be demonstrated under the construction agreement; and

•                              Our facility has achieved, and continues to satisfy, the requirements of mechanical completion.

When Siemens Westinghouse believes that it has achieved provisional acceptance of our facility, it must deliver to us a notice of provisional acceptance.  If we are satisfied that the provisional acceptance requirements have been met, we must deliver to Siemens Westinghouse a provisional acceptance certificate.  If reasonable cause exists for doing so, we must notify Siemens Westinghouse in writing that provisional acceptance of our facility has not been achieved, stating the reasons therefor.  If we determine that provisional acceptance of our facility has not been achieved, Siemens Westinghouse must promptly do so or perform the additional services as will achieve provisional acceptance and, if Siemens Westinghouse believes that provisional acceptance of our facility has been achieved, must issue to us another notice of provisional acceptance.  Unless interim acceptance or final acceptance of our facility has previously occurred, the procedure must be repeated as necessary until provisional acceptance of our facility has been achieved. Upon the earliest to occur of provisional acceptance, interim acceptance and final acceptance of our facility, we must take possession and control our facility and will thereafter be solely responsible for its operation and maintenance.  After we take possession and control of our facility, Siemens Westinghouse must have reasonable access to our facility to complete the services. At December 27, 2001, provisional acceptance had been achieved.

Interim Acceptance

Interim  acceptance will be achieved when:

•                              Siemens Westinghouse has concluded a  completed performance test in which our facility, while operating on natural gas, demonstrates during the performance test an average net electrical output and a net heat rate (each as measured and corrected to the design operating conditions, all in accordance with the procedures described in the construction agreement) of 95% (or higher) of the natural gas-based electrical output guarantee (but in no event lower than the percentage of the natural gas-based electrical output guarantee demonstrated by the applicable completed performance test and completed power purchase agreement output test at provisional acceptance, if applicable) and 104% (or lower) of the natural gas-based heat rate guarantee;

•                              If neither provisional acceptance nor interim acceptance of our facility has occurred, Siemens Westinghouse has concluded a completed power purchase agreement output test in accordance with the construction agreement to be concluded in which our facility demonstrates (1) a level of achievement of 95% (or higher) of the natural gas-based  electrical output guarantee, while operating on natural gas, and (2) to GPU Energy’s reasonable satisfaction, the other capabilities required to be so demonstrated under the construction agreement;

•                              Our facility has achieved, and continues to satisfy the requirements for the achievement of, mechanical completion; and

•                              Siemens Westinghouse has completed performance of the services except for (1) punch list items and (2) services that are required by the terms of the construction agreement to be completed after the achievement of interim acceptance.

When Siemens Westinghouse believes that it has achieved interim acceptance of our facility, it must deliver to us a notice of interim acceptance.  If we are satisfied that the interim acceptance requirements have been met, we must deliver to Siemens Westinghouse an interim acceptance certificate.  If reasonable cause exists for doing so, we must notify Siemens Westinghouse in writing that interim acceptance of our facility has not been achieved, stating the reasons therefor.  If we determine that interim acceptance has not been achieved, Siemens Westinghouse must promptly take the action or perform the additional services as will achieve interim acceptance and, if Siemens Westinghouse believes that interim acceptance of our facility has been achieved, must issue to us another notice of interim acceptance.  Unless final acceptance of our facility must have previously occurred, the procedure must be repeated as necessary until interim acceptance of our facility has been achieved. We have planned an outage during

April 2002. The expectation is that final acceptance will be granted if predetermined performance levels are met.

Final Acceptance

Final acceptance will be achieved when:

•                              Siemens Westinghouse has concluded a completed performance test in which our facility, while operating on natural gas, demonstrates during the performance test an average net electrical output and a net heat rate of 100% (or higher) of each of the corresponding natural gas-based electrical output guarantees and 100% (or lower) of each of the corresponding natural gas-based heat rate guarantees;

•                              If neither provisional acceptance nor interim acceptance of our facility has occurred or if we have requested that a new completed power purchase agreement output test be conducted in connection with final acceptance of our facility, Siemens Westinghouse has concluded a completed power purchase agreement output test in which our facility demonstrates (1) a level of achievement of 100% (or higher) of the natural gas-based electrical output guarantee, while operating on natural gas, and (2) to GPU Energy’s reasonable satisfaction, the other capabilities required to be so demonstrated under the construction agreement;

•                              our facility has achieved, and continues to satisfy the requirements for the achievement of, mechanical completion;

•                              the reliability guarantee has been achieved under the construction agreement; and

•                              Siemens Westinghouse has completed performance of the services except for (1) punch list items and (2) services that are required by the terms of the construction agreement to be completed after the achievement of final acceptance, such as Siemens Westinghouse’s warranty obligations.

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

At any time after provisional acceptance or interim acceptance of our facility has been achieved, Siemens Westinghouse may, after exhausting all reasonable repair and replacement alternatives in order to achieve the applicable performance guarantees for final acceptance, so long as the reliability guarantee will have been achieved, give to us notice of its intention to elect to declare final acceptance.  In that event, Siemens Westinghouse may elect to use the results of the most recent eligible completed performance test for the purpose of determining our facility’s level of achievement of the performance guarantees.  Final acceptance will be deemed effective as of the last to occur of (1) the date of our receipt of the declaration and report of the final completed performance test, or, as applicable, the most recent completed performance test, (2) the date of our receipt of the declaration and report of any additional completed power purchase agreement output test required by us in connection with final acceptance and (3) the effective date of the achievement of the reliability guarantee.

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

We expect to reach final acceptance in June 2002.

Project Completion

Project completion will be achieved under the construction agreement when:

•                              Final acceptance of our facility will have occurred and the performance guarantees with respect to our facility will have been achieved, or in lieu of achievement of the performance guarantees, applicable rebates under the construction agreement will have been paid, we will have elected final acceptance;

•                              The reliability guarantee will have been achieved;

•                              Siemens Westinghouse will have demonstrated during the completed performance test that the operation of our facility does not exceed the guaranteed emissions limits;

•                              The requirements for achieving mechanical completion of our facility will continue to be met;

•                              The punch list items will have been completed in accordance with the construction agreement; and

•                              Siemens Westinghouse will have performed all of the services, other than those services, such as Siemens Westinghouse’s warranty obligations, which by their nature are intended to be performed after project completion.

When Siemens Westinghouse believes that it has achieved project completion, it must deliver to us a notice of project completion.  If we are satisfied that the final acceptance requirements have been met, we must deliver to Siemens Westinghouse a project completion certificate.  If reasonable cause exists for doing so, we must notify Siemens Westinghouse in writing that project completion has not been achieved, stating the reasons therefore.  If our project completion has not been achieved as so determined by us, Siemens Westinghouse must promptly take such action or perform the additional services as will achieve project completion and must issue to us another notice of project completion.  The procedure must be repeated as necessary until project completion is achieved.

Siemens Westinghouse will be obligated to achieve project completion within 180 days after final acceptance of our facility.  If Siemens Westinghouse does not achieve our project completion on or before our project completion deadline or if we determine that Siemens Westinghouse is not proceeding with all due diligence to complete the services in order to achieve project completion by the deadline, we may retain another contractor to complete the work at the contractor’s expense.

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

Siemens Westinghouse began paying liquidated damages of $110,000 per day beginning 45 days after the guaranteed provisional acceptance date of May 22, 2001. The liquidated damages ceased to accrue on December 27, 2001, the date upon which provisional acceptance was granted. At December 31, 2001 we had invoiced Siemens Westinghouse approximately $19 million. At December 31, 2001 Siemens Westinghouse had paid all but $2.97 million, the amount accrued for twenty-seven days in December.  Siemens Westinghouse paid this amount in January 2002.

Performance Guarantees

  Electrical Output

If the average net electrical output of our facility at provisional acceptance or interim acceptance, whichever is the earlier to occur, is less than the natural gas-based electrical output guarantee, then Siemens Westinghouse must pay us, as a rebate, for each day during the interim period, an amount equal to $0.22 per day for each kilowatt by which the average net electrical output is less than the natural gas-based electrical output guarantee. During performance testing output was calculated to be 37,853.91 kilowatts less than the natural gas-based electrical output guarantee. The daily charge for this amount has been calculated at $8,327.86 per day. We invoiced Siemens Westinghouse for four days ($33,311.44) in December that output was less than the natural gas-based electrical output guarantee. This amount was paid on March 15, 2002.

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

  Heat Rate Guarantees

If the average net heat rate of our facility at provisional acceptance and/or interim acceptance, if having occurred before final acceptance, exceeds the natural gas-based heat rate guarantee, then Siemens Westinghouse must pay us, as a rebate, for each day during the interim period, an amount equal to $44 per day for each BTU/KwH by which the measured net heat rate is greater than the natural gas-based heat rate guarantee. During performance testing heat rate was calculated to be 161.72 BTU/KwH less than the natural gas-based natural heat rate guarantee. The daily charge for this amount has been calculated at $7,115.68 per day. We invoiced Siemens Westinghouse for four days ($28,462.72) in December that heat rate was less than the natural gas-based natural heat rate guarantee. This amount was paid on March 15, 2002.

Upon final acceptance, if the net heat rate of our facility during the natural gas-fired portion of the completed performance test exceeds the natural gas-based heat rate guarantee, then Siemens Westinghouse must pay us, as a rebate, an amount equal to $162,300 for each BTU/KwH by which the measured heat rate is greater than the natural gas-based heat rate guarantee.

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

Liability and Damages

  Limitation of Liability

In no event will Siemens Westinghouse’s liability exceed (1) the Delay LD SubCap, the aggregate of which is equal to 20% of the contract price, and (2) the Total LD SubCap (the aggregate amount of which is equal to 45% of the contract price).

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

Warranties and Guarantees

Siemens Westinghouse warrants and guarantees that during the applicable warranty period

•                              all machinery, equipment, materials, systems, supplies and other items comprising our project must be new and of first-rate quality which satisfies GPU Energy grade standards and in accordance with prudent utility practices and the specifications described in the construction agreement, suitable for the use in generating electric energy and capacity under the climatic and normal operating conditions and free from defective workmanship or materials,

•                              it will perform all of its design, construction, engineering and other services in accordance with the construction agreement,

•                              our project and its components must be free from all defects caused by errors or omissions in engineering and design, as determined by reference to prudent utility practices, and must comply with all applicable laws, all applicable permits, GPU Energy electrical interconnection requirements, the power purchase agreement operating requirements and the guaranteed emissions limits; and

•                              the completed project must perform its intended functions of generating electric energy and capacity as a complete, integrated operating system as contemplated in the construction agreement.  If we notify Siemens Westinghouse within 30 days after the expiration of the applicable warranty period of any defects or deficiencies discovered during the applicable warranty period, Siemens Westinghouse must promptly reperform any of the services at its own expense to correct any errors, omissions, defects or deficiencies and, in the case of defective or otherwise deficient machinery, equipment, materials, systems supplies or other items, replace or repair the same at its own expense. Siemens Westinghouse warrants and guarantees that, to the extent we have made all payments then due to Siemens Westinghouse, title to our facility and all work, materials, supplies and equipment must pass to us free and clear of all liens, other than any permitted liens.  Other than the warranties and guarantees provided in the construction agreement, there are no other warranties of any kind, whether statutory, express or implied relating to the services.

During the applicable warranty period, Siemens Westinghouse must promptly notify us of any engineering and design defects which are manifested in any of Siemens Westinghouse’s fleet of 501G combustion turbines under construction, start-up or testing or in operation during the warranty period and which could reasonably be expected to be common to the fleet or this facility.  Upon the notification from

Siemens Westinghouse of a fleet-wide or common defect and otherwise upon notification from us no later than 30 days after the expiration of the applicable warranty period of any defects or deficiencies in our project or any component, we must, subject to the provisions of the construction agreement, make our facility or the subject equipment available to Siemens Westinghouse for Siemens Westinghouse to re-perform, replace or, at its option, repair the same at its expense so that it is in compliance with the standards warranted and guaranteed, all in accordance with the construction agreement.

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

  Excused Performance

If either party is rendered wholly or partly unable to perform its obligations because of a force majeure event, that party will be excused from whatever performance is affected by the force majeure event to the extent affected so long as:

•                              the non-performing party gives the other party prompt notice describing the particulars of the occurrence;

•                              the suspension of performance is of no greater scope and of no longer duration than is reasonably required by the force majeure event;

•                              the non-performing party exercises all reasonable efforts to mitigate or limit damages to the other party;

•                              the non-performing party uses its best efforts to continue to perform its obligations under the construction agreement and to correct or cure the event or condition excusing performance; and

•                              when the non-performing party is able to resume performance of its obligations, that party must give the other party written notice to that effect and must promptly resume performance under the construction agreement.

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

In December 2001 we reached an agreement with Siemens Westinghouse to eliminate the requirement to use fuel oil as a secondary fuel from the construction agreement. In a separate agreement, Williams Energy agreed to eliminate the requirement to use fuel oil as a secondary fuel from the power purchase agreement contract. The result of the non use of fuel oil will enhance the reliability of the plant as well as increase the efficiency of the plant.

Effect of Force Majeure Event

If and to the extent that any force majeure events affect Siemens Westinghouse’s ability to meet the guaranteed completion dates, or the construction progress milestone dates, an equitable adjustment in one or more of the dates, the payment and milestone schedule and our construction schedule must be made by agreement between us and Siemens Westinghouse.  No adjustment to the performance guarantees and, except as otherwise expressly described below, the contract price must be made as a result of a force majeure event.  If Siemens Westinghouse is delayed in the performance of the services by a force majeure event, then:

•                              to the extent that the delay(s) are, in the aggregate, six months or less, Siemens Westinghouse must absorb all of its costs and expenses resulting from the delay(s); and

•                              to the extent that the delay(s) are, in the aggregate, more than six months, Siemens Westinghouse must be reimbursed by us for those incremental costs and expenses resulting from the delay(s) which are incurred by Siemens Westinghouse after the six-month period.

Price Change

An increase or decrease in the contract price, if any, resulting from a scope change requested by us or made under the construction agreement must be determined, upon the mutual agreement of the parties.

Continued Performance Pending Resolution of Disputes

If a dispute arises regarding the amount of any increase or decrease in Siemens Westinghouse’s costs with respect to a scope change, Siemens Westinghouse must proceed with the performance of the scope change promptly following our execution of the corresponding scope change order.

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

Termination

Termination for Company’s Convenience

We may for its convenience terminate any part of the services or all remaining services at any time upon 30 days’ prior written notice to Siemens Westinghouse specifying the part of the services to be terminated and the effective date of termination.  We may elect to suspend completion of all or any part of the services upon 10 days’ prior written notice to Siemens Westinghouse or, in emergency situations, upon prior notice as circumstances permit.

Termination by Contractor

If we fail to pay to Siemens Westinghouse any payment and our failure continues for 20 days, then (1) Siemens Westinghouse may suspend its performance of the services upon 10 days’ prior written notice to us, which suspension may continue until the time as the payment, plus accrued interest, is paid to Siemens Westinghouse, and/or (2) if the payment has not been made prior to the commencement of a suspension by Siemens Westinghouse under clause (1) above, Siemens Westinghouse may terminate the construction agreement upon 60 days’ prior written notice to us so long as the termination does not become effective if the payment, plus accrued interest, is made to Siemens Westinghouse prior to the end of the notice period. In the event of a suspension, an equitable adjustment to one or more of the contract price, the guaranteed completion dates, the construction progress milestone dates, the payment and milestone schedule and our construction schedule, and, as appropriate, the other provisions of the construction agreement that may be affected thereby, must be made by agreement between us and Siemens Westinghouse.  If we have suspended completion of all or any part of the services in accordance with the construction agreement for a period in excess of two years in the aggregate, Siemens Westinghouse may, at its option, at any time thereafter so long as the suspension continues; give written notice to us that Siemens Westinghouse desires to terminate the suspended services.  Unless we order Siemens Westinghouse to resume performance of the suspended services within 10 days of the receipt of the notice from Siemens Westinghouse, the suspended services will be deemed to have been terminated by us for its convenience.  If the occurrence of one or more force majeure events prevents Siemens

Westinghouse from performing the services for a period of 365 consecutive days, Siemens Westinghouse may, at its option, give written notice to us of its desire to terminate the construction agreement.

Consequences of Termination

•                              Upon any termination, we may, unless the termination is pursuant to any default, Siemens Westinghouse will be paid all amounts due and owing to it under the construction agreement and it is not deemed to constitute a waiver by Siemens Westinghouse of any rights to payment it may have as a result of a non-default related termination in the event of a termination pursuant to a default, at its option elect to have itself, or its designee, which may include any other affiliate of The AES Corporation or any third-party purchaser, (1) assume responsibility for and take title to and possession of our project and any or all work, materials or equipment remaining at the facility site and (2) succeed automatically, without the necessity of any further action by Siemens Westinghouse, to the interests of Siemens Westinghouse in any or all items procured by Siemens Westinghouse for our project and in any and all contracts and subcontracts entered into between Siemens Westinghouse and any subcontractor with respect to the equipment specified in the construction agreement with respect to any or all other subcontractors selected by us which are materially necessary to the timely completion of our project, Siemens Westinghouse must use all reasonable efforts to enable us, or our designee, to succeed to Siemens Westinghouse’s interests thereunder.

•                              If any termination occurs, we may, without prejudice to any other right or remedy it may have, at its option, finish the services by whatever method we may deem expedient.

Default and Remedies

Contractor’s Default

Siemens Westinghouse’s events of default include: voluntary bankruptcy or insolvency; involuntary bankruptcy or insolvency; materially adverse misleading or false representation or warranty; improper assignment; failure to maintain required insurance; failure to comply with applicable laws or applicable permits; cessation or abandonment of the performance of services; termination or repudiation of, or default under the related guaranty; failure to supply sufficient skilled workers or suitable material or equipment; failure to make payment when due for labor, equipment or materials; non-occurrence of provisional acceptance, interim acceptance, final acceptance and construction progress milestones; and failure to remedy non-performance or non-observance of any provision in the construction agreement.

Our Rights and Remedies

If Siemens Westinghouse is in default of its obligations, we will have any or all of the following rights and remedies, in addition to any other rights and remedies that may be available to us under the construction agreement or at law or in equity, and Siemens Westinghouse will have the following obligations:

•                              We may, without prejudice to any other right or remedy we may have under the construction agreement or at law or in equity, terminate the construction agreement in whole or in part immediately upon delivery of notice to Siemens Westinghouse.  In case of partial termination, the parties must mutually agree upon a scope change order to make equitable adjustments, including the reduction and/or deletion of obligations of the parties commensurate with the reduced scope Siemens Westinghouse must have after taking into account the partial termination, to one or more of the guaranteed completion dates, the construction progress milestone dates, the contract price, the payment and milestone schedule, our construction schedule, the performance guarantees and the other provisions of the construction agreement which may be affected thereby, as appropriate.  If the parties are unable to reach mutual agreement as to the scope change order and the dispute resolution procedures described in the construction agreement are invoked, the procedures must give due consideration to customary terms and conditions under which Siemens Westinghouse has entered subcontracts with third party prime contractors covering services substantially similar to those services which are not being terminated.

•                              If requested by us, Siemens Westinghouse must withdraw from the facility site, must assign to us its subcontracts, to the extent permitted therein, as we may request, and must remove the materials, equipment, tools and instruments used by, and any debris and waste materials generated by, Siemens Westinghouse in the performance of the services as we may direct, and we, without incurring any liability to Siemens Westinghouse (other than the obligation to return to Siemens Westinghouse at the completion of our project the materials that are not consumed or incorporated into our project, solely on an “as is, where is” basis without any representation or warranty of any kind whatsoever) may take possession of any and all designs, drawings, materials, equipment, tools, instruments, purchase orders, schedules and facilities of Siemens Westinghouse at the facility site that we deem necessary to complete the services.

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

We have determined the maintenance services agreement provides for the purchase of parts that will be capitalized, as well as maintenance items that will be expensed when paid. The ratio of capital items verses expense parts has been determined to be approximately 74% to 26% respectively.

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

Scope of Work

During the term of the maintenance services agreement, and in accordance with the scheduled outage plan, Siemens Westinghouse is required to do the following:

•                              deliver the type and quantity of new program parts for installation of the combustion turbine; repair/refurbish program parts and equipment for the combustion turbine;

•                              provide miscellaneous hardware;

•                              provide us with material safety data sheets for all hazardous materials Siemens Westinghouse intends to bring/use on the facility site;

•                              provide the services of a maintenance program engineer to manage the combustion turbine maintenance program; and

•                              provide TFA Services.

We are responsible for, among other things:

•                              storing and maintaining parts, materials and tools to be4 used in or on the combustion turbine;

•                              maintaining and operating the combustion turbine consistently with the warranty conditions;

•                              ensuring that its operator and maintenance personnel are properly trained;

•                              transporting program parts in need of repair/refurbish; and

•                              providing Siemens Westinghouse, on a monthly basis, with the required equivalent starts and equivalent base load hours (“EBHs”).

We and Siemens Westinghouse have jointly developed the scheduled outage plan.  The scheduled outage plan is consistent with the terms and conditions of the power purchase agreement.

Early Replacement

If it is determined that due to normal wear and tear a program part(s) for the combustion turbine has failed or will not last until the next scheduled outage, and the part has to be repaired before the scheduled replacement period, Siemens Westinghouse will replace the program part by moving up a new program part which is otherwise scheduled to be delivered at a later date.  The contract price for the replacement will not be affected if the replacement date is less than or equal to one year earlier than the scheduled outage during which the program part was scheduled to be replaced.  If the actual replacement date for a program part is more than one year earlier than the scheduled outage at which point the program part was scheduled to be replaced, the early replacement will result in an adjustment to the  payment schedule.  Siemens Westinghouse has the final decision with regard to the replacement or refurbishment associated with any program part.  If we dispute Siemens Westinghouse’s decision, we may seek to resolve the dispute in accordance with the dispute resolution procedures discussed below.

Parts Life Credit

After applicable warranty periods described in the maintenance services agreement and the construction agreement, Siemens Westinghouse will provide a parts life credit if a program part requires replacement due to normal wear and tear prior to meeting its expected useful life.  Siemens Westinghouse has the final decision with regard to actual parts life and the degree of repair or refurbishment associated with any program parts.  The parts life credit will be calculated in terms of EBHs and equivalent starts.  The price of the replacement part will be adjusted for inflation.  If we dispute Siemens Westinghouse’s decision, we may seek to resolve the dispute in accordance with the dispute resolution procedures discussed below.

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

Unscheduled Outages and Unscheduled Outage Work

If during the term of the maintenance services agreement an unscheduled outage occurs resulting from (1) the non-conformity of new program parts; (2) the failing of a shop repair; (3) a program part requiring replacement due to normal wear and tear prior to achieving its expected life in terms of EBHs or equivalent starts; or (4) the failure of a service, performed by Siemens Westinghouse, we must hire Siemens Westinghouse, to the extent not supplied by Siemens Westinghouse as a warranty remedy under Siemens Westinghouse’s warranties under the maintenance services agreement to supply any additional parts, miscellaneous hardware, shop repairs and TFA Services under a change order.  We will be entitled to any applicable parts life credit with respect to program parts as well as a discount for TFA  services.  If the unscheduled outage occurs within a specified number of EBHs of a scheduled outage and it was anticipated that the additional parts, miscellaneous hardware, shop repairs and TFA services to be used in the unscheduled outage were to be used during the upcoming scheduled outage, the upcoming Scheduled outage must be moved up in time to become the unscheduled outage/moved-up scheduled outage.  We will not be required to pay any additional money for the program parts, miscellaneous hardware, shop repairs and TFA Services.

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

Changes in Operating Restrictions

The maintenance services agreement requires that each combustion turbine will be operated in accordance with the requirements of the power purchase agreement and prudent utility practices, with 8,000 EBH/year and 100 equivalent starts per year by using natural gas fuel and water.  Should the actual operations differ from these operating parameters which causes a scheduled outage to be planned/performed earlier or later than as expected, then, under a change order, an adjustment in the scope, schedule, and price must be made.

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

Except for the express warranties described in the maintenance services agreement, Siemens Westinghouse makes no other warranties or representations of any kind.  No implied statutory warranty of merchantability or fitness for a particular purpose applies.

The warranties provided by Siemens Westinghouse are conditioned upon (1) our receipt, handling, storage, operation and maintenance of our project, including any program parts and miscellaneous hardware, being done in accordance with the terms of the combustion turbine instruction manuals; (2) operation of the combustion turbine in accordance with the terms of the maintenance services agreement; (3) repair of accidental damage done consistently with the equipment manufacturer’s recommendations; (4) us providing Siemens Westinghouse with access to the facility site to perform its services under the maintenance services agreement; and (5) hiring Siemens Westinghouse to provide TFA services, program parts, shop repairs and miscellaneous hardware required to dissemble, repair and reassemble the combustion turbine.

Termination

We may terminate the maintenance services agreement if:

•                              specific bankruptcy events affecting Siemens Westinghouse occur;

•                              Siemens Westinghouse fails to perform or observe in any material respect any provision in the maintenance services agreement and fails to (1) promptly commence to cure and diligently pursue the cure of the failure or (2) remedy the failure within 45 days after Siemens Westinghouse receives written notice of the failure;

•                              we terminate the construction agreement due to the contractor’s default thereunder or due to our inability to obtain construction financing or environmental operating permits; or

•                              the contractor terminates the construction agreement for any reason other than our default thereunder.

Notwithstanding the preceding, we may terminate the maintenance services agreement at any time for its convenience following the completion of the first major outage of both combustion turbines.  In addition, the maintenance services agreement will automatically terminate if:

•                              we terminate the construction agreement for reasons other than (1) the default of the contractor and (2) our inability to obtain permits for our project; or

•                              the contractor terminates the construction agreement for our default thereunder.  If the termination occurs, Siemens Westinghouse must discontinue any work or services being performed and continue to protect our property.  Siemens Westinghouse must transfer title to and deliver any new program parts and miscellaneous hardware already purchased by us.  We must pay Siemens Westinghouse those amounts owed at the time of termination.

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

Force Majeure

Neither party will be liable for failure to perform any obligation or delay in performance, excluding payment, to the extent the failure or delay is caused by any act or event beyond the reasonable control of the affected party or Siemens Westinghouse’s suppliers so long as the act or event is not the fault or the result of negligence of the affected party and the party has been unable by exercise of reasonable diligence to overcome or mitigate the effects of the act or event.  Force majeure includes:  any act of God; act of civil or military authority; act of war whether declared or undeclared; act (including delay, failure to act, or priority) of any governmental authority; civil disturbance; insurrection or riot; sabotage; fire; inclement weather conditions; earthquake; flood; strikes, work stoppages or other labor difficulties of a regional or national character which are not limited to only the employees of Siemens Westinghouse or its subcontractors or suppliers and which are not due to the breach of an applicable labor contract by the party claiming force majeure; embargo; fuel or energy shortage; delay or accident in shipping or transportation to the extent attributable to another force majeure; changes in laws which substantially prevents a party from complying with its obligations in conformity with its requirements under the maintenance services agreement or failure or delay beyond its reasonable control in obtaining necessary manufacturing facilities, labor, or materials from usual sources to the extent attributable to another force majeure; or failure of any principal contractor to provide equipment to the extent attributable to another force majeure.  Force majeure does not include: (1) economic hardship, (2) changes in market conditions or (3) except due to an event of force majeure, late delivery of program parts or other equipment.

If a delay in performance is excusable due to a force majeure, the date of delivery or time for performance of the work will be extended by a period of time reasonably necessary to overcome the effect of the force majeure and if the force majeure lasts for a period longer than 30 days and the delay directly increases Siemens Westinghouse’s costs or expenses, we, after reviewing Siemens Westinghouse’s additional direct costs and expenses, will reimburse Siemens Westinghouse for its reasonable additional direct costs and expenses incurred after 30 days from the beginning of the force majeure resulting from the delay.

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

At December 31, 2001, the interconnection facilities and protective gas apparatus needed to generate and deliver net electric and/or ancillary services to the electric delivery point have been completed as required under the power purchase agreement.

Scope

The interconnection agreement will become effective on the effective date established by FERC and will continue in full force and effect until a mutually agreeable termination date not to exceed the retirement date for our facility.

Our Obligations

At December 31, 2001, we owned, operated and maintained a portion of the interconnection facilities, including, but not limited to, a 230 kV switchyard, including generator step up transformers, instrument transformers, revenue metering, power circuit breakers, control and protective relay panels, supervisory control and data acquisition equipment, and protective relaying equipment.

We will reimburse GPU Energy for its actual costs of installing the interconnection facilities.  Our payments to GPU Energy consisted of an advance payment of $500,000 on the execution date of the interconnection agreement, another payment of $40,000 within 30 days of the execution date of the interconnection agreement (for work undertaken by GPU Energy prior to December 17, 1998), a payment of $1,000,000 at financial closing, June 25, 1999, and monthly invoices for the work performed.

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

In addition, if we fail to operate, maintain, administer, or insure our facility or its portion of the interconnection facilities, GPU Energy may, following 30 days’ notice and opportunity to cure the failure, disconnect our facility from the transmission system.

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

Default

The events of default under the interconnection agreement are:

•                              breach of a material term or condition and uncured failure to provide a required schedule, report or notice;

•                              failure or refusal of a party to permit the representatives of the other party access to maintenance records, or its interconnection facilities or protective apparatus;

•                              appointment by a court of a receiver or liquidator or trustee that is not discharged within 60 days, issuance by a court of a decree adjudicating a party as bankrupt or insolvent or sequestering a substantial part of its property that has not been discharged within 60 days after its entry, or filing of a petition to declare a party bankrupt or to reorganize a party under the Federal Bankruptcy Code or similar state statute that has not been dismissed within 60 days;

•                              voluntary filing by a party of a petition in bankruptcy or consent to the filing of a bankruptcy or reorganization petition, an assignment for the benefit of creditors, an admission by a party in writing of its inability to pay its debts as they come due, or consent to the appointment of a receiver, trustee, or liquidator of a party or any part of its property; and

•                              failure to provide the other party with reasonable written assurance of the party’s ability to perform any of the material duties and responsibilities under the interconnection agreement within 60 days of a reasonable request for the assurance.

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

Operations Agreement

We entered into a Development and Operations Services Agreement, dated as of June 1, 1999, with AES Prescott by which AES Prescott is providing development and construction management services and, after the commercial operation date, operating and maintenance services for our facility for a period of 27 years.  Under the operations agreement, AES Prescott is responsible for, among other things, preparing plans and budgets related to start-up and commercial operation of our facility, providing qualified operating personnel, making repairs, purchasing consumables and spare parts (not otherwise provided under the maintenance services agreement) and providing other services as needed according to industry standards.  AES Prescott is being compensated for the services on a cost plus fixed-fee basis of $400,000 per month. The fee is adjusted annually by the change in Gross Domestic Product, Implicit Price Deflator. Under the services agreement between AES Prescott and The AES Corporation, The AES Corporation  provides to AES Prescott all of the personnel and services necessary for AES Prescott to comply with its obligations under the operations agreement.

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

Compensation

We are obligated to pay City of Lebanon Authority monthly for all effluent delivered to the point of delivery during the prior month.  The base rate for effluent supplied will be:  (1) for 0-2,160,000 gallons per day, $0.29 per thousand gallons and (2) for 2,160,000 or greater gallons per day, $0.21 per thousand gallons, which rates will be subject to annual adjustments for inflation.

Pipeline and Real Estate Rights

Concerning the Pipeline

We have been solely responsible, at our cost and expense, for constructing and installing the pipeline.

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

Potable Water

The City of Lebanon Authority must make available to us on a continuous basis a potable water supply of not less than 50 gallons per minute.  We will not be obligated to purchase a minimum amount of potable water, but must pay the City of Lebanon Authority for potable water accepted at the potable delivery point at the rate applicable to us described in City of Lebanon Authority’s applicable rate schedule.

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

Pennsy Supply Agreements

We, as assignee of AES Ironwood, Inc., entered into an Agreement Relating to Real Estate, dated as of October 22, 1998, with Pennsy Supply, Inc. under which Pennsy Supply has agreed to grant to us specific easements and the right to pump water from Pennsy Supply-owned property.  The easements, which are primarily for access and utility purposes, would run from property owned by us, on which it will develop and construct its electric generating facility, across property owned by Pennsy Supply and require that our property be used as a power plant. Pennsy Supply has also agreed to grant to us easements with respect to storm-water facilities and construction of a rail spur.  Pennsy Supply will make water available to us during construction and testing of our facility and for as long as we operate our facility.  We will bear all costs and expenses with respect to water-pumping.  In consideration for the easements and the water-pumping rights, we have agreed to convey to Pennsy Supply title to a parcel of land adjacent to the property owned by us.

We also entered into an Easement and Right of Access Agreement, dated as of April 15, 1999, with Pennsy Supply under which Pennsy Supply has granted us the rights and easements referred to in the prior paragraph as well as specific other rights and easements required by us for the construction and operation of our facility.

ITEM 2.                             Properties

Our principal property is the land for the facility site, which we own and the completed power plant.  The facility site is located in South Lebanon Township, Lebanon County, Pennsylvania on an approximately 35-acre parcel of land.  We have access, utility, drainage and construction easements across neighboring property.  We are able to use these easements as long as there is no default under the agreements with the owner of the adjacent property and we are using the facility site for a power plant.  We have constructed a rail spur to facilitate the transportation of heavy equipment to the facility site, but will not maintain rights in the rail spur after construction has been completed.  We have title insurance in connection with our property rights. In June and December 2001 we purchased two parcels of land of approximately 15 acres, contiguous to the existing property for approximately $619,000.

Under certain financing documents, our rights and interests in our property rights are encumbered by mortgages, security agreements, collateral assignments and pledges for the benefit of the bondholders and other senior creditors.

Our facility consists of a 705 megawatt (net) gas-fired combined cycle electric generating facility.  The plant became operational with commercial acceptance on December 28, 2001.

Our facility is located in South Lebanon Township, Lebanon County, Pennsylvania on property owned by us.  Our facility was designed, engineered, procured and constructed for us by Siemens Westinghouse under a fixed-price construction agreement.  Among other components, our facility uses two Siemens Westinghouse model 501G combustion turbines with hydrogen-cooled generators, two unfired heat recovery steam generators and one multi-cylinder steam turbine with a hydrogen-cooled generator.  Siemens Westinghouse has provided us with specific combustion turbine maintenance services and spare parts for an initial term of between eight and 10 years, depending on the timing of scheduled outages, under a maintenance services agreement.  Under the power purchase agreement, Williams Energy or its affiliates will supply fuel necessary to allow us to provide capacity, fuel conversion and ancillary services to Williams Energy. AES Prescott, the operator, will provide development, construction management and operations and maintenance services for our facility under an operations agreement.  We will provide installation, operation and maintenance of facilities necessary to interconnect our facility to the transmission system of GPU Energy, under an interconnection agreement.

ITEM 3.                             Legal Proceedings

We have entered into arbitration with the Contractor over a dispute about which party is responsible for the payment of the cost of electricity and natural gas used by the project during certain periods prior to the December 28, 2001 commercial acceptance. The costs total approximately $10.6 million, which is included within accounts receivable- other. Any amounts not recovered will be treated as increases to property, plant and equipment, and will only affect future profitability in the form of increased depreciation, allocated over forty years. Our legal counsel has indicated that the construction contract is clear in respect of fuel cost and electricity reimbursement and that we will be successful in recovering the disputed amounts. We believe this part of the contract is also clear as to Contractor’s liability. The original draft of the contract was modified to include contractor fuel reimbursement during the period after synchronization of the steam turbine until such time as provisional acceptance was granted.

ITEM 4.                             Submission of Matters to a Vote of Security Holders

Not applicable pursuant to General Instruction I of the Form 10-K.

PART II

ITEM 5.                             Market for Registrant’s Common Equity and Related Stockholder Matters

There is no market for our equity interests. All of our member interests are owned by our parent, AES Ironwood, Inc., a subsidiary of The AES Corporation.

ITEM 6.                             Selected Financial Data

Not applicable pursuant to General Instruction I of the Form 10-K.

ITEM 7.                             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report.  The following discussion involves forward-looking statements.  Our actual results may differ significantly from the results suggested by these forward-looking statements.

General

We were formed on October 30, 1998 to develop, construct, own, operate and maintain the facility.  We were dormant until June 25, 1999, the date of the sale of the senior secured bonds.  We commenced commercial operations on December 28, 2001.  We obtained $308.5 million of project financing from the sale of the senior secured bonds.  The total cost of the construction of our facility is estimated to be approximately $335 million, which was financed by the proceeds from the sale of the senior secured bonds and the equity contributions described below. In May 2000, we consummated an exchange offer whereby the holders of the senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds. As of December 31, 2001 $332.5 million had been capitalized. The remaining $2.5 million has been funded and is expected to be paid in May 2002.

Equity Contributions

Under an Equity Subscription Agreement, AES Ironwood, Inc. is obligated to contribute up to approximately $50.1 million in the form of either subordinated debt or equity to us to fund project costs. As of December 31, 2001, $30 million had been contributed in the form of subordinated debt. AES Ironwood, Inc.’s obligation to make the contributions is supported by an acceptable bond. In January 2002 this debt was converted to equity. On February 26, 2002, an additional $8.8 million of equity was contributed.

Results of Operations

As of December 31, 2001, Property, Plant, and Equipment, and as of December 31, 2000, Construction in Progress, which includes capitalized facility construction costs, was $332.5 million and $298.7 million, respectively. Construction in Progress also includes the capitalization of construction related interest cost incurred on the portion of the bond proceeds expended during the construction period, which amounts were $60.3 million and $33.1 million as of December 31, 2001 and December 31, 2000, respectively, and are included as assets on the Balance Sheets.  Additionally, the cost of purchasing land for construction of our facility has been separately identified on the Balance Sheets.

For the year ended December 31, 2001, the year ended December 31, 2000 and the period from

June 25, 1999 (inception) through December 31, 1999 interest cost incurred on the bond proceeds not spent on construction of our facility was approximately $0.2 million, $2.9 million and $5.8 million respectively, and is included as interest expense in the Statement of Operations.

A portion of the proceeds from the sale of the senior secured bonds had not yet been expended on construction and were invested by the trustee . For the year ended December 31, 2001, the year ended December 31, 2000 and the period from June 25, 1999 (inception) through December 31, 1999, the interest income earned on these invested funds was approximately $0.5, $2.6 million and $3.2 million, respectively, and is included in the Statement of Operations.

For the year ended December 31, 2001, the year ended December 31, 2001 and the period from June 25, 1999 (inception) through December 31, 1999, general and administrative costs of $354,000, $257,000 and $169,000, respectively, were incurred.  These costs did not directly relate to construction and are included as expenses in the Statement of Operations.

For the year ended December 31, 2000 and the period from June 25, 1999 (inception) through December 31, 1999, non-capitalizable costs plus interest cost and less interest income resulted in a net loss of approximately $.5 million and $2.6 million, respectively. These net losses resulted in a deficiency of earnings to fixed charges for the periods ended December 31, 2000 and December 31, 1999 of approximately $30.3 million and $17.4 million, respectively. The results of operations may not be comparable with the results of operations during future periods, especially when our facility commences commercial operations. The plant commenced commercial operations on December 28, 2001. For the year ended December 31, 2001 non-capitalizable costs plus interest cost and less interest income and net revenues resulted in a net income of approximately $1 million. This net income resulted in a deficiency of earnings to fixed charges of $29.2 million.

We declared the facility to be commercially available on December 28, 2001. Revenues include electric generation and capacity payments invoiced to Williams Energy. Due to the Plant achieving commercial operations late in December of 2001, operating revenues recognized in 2001 are not necessarily indicative of future operating revenues earned during a full year of operations. Operating expenses include a pro- rate share of monthly expenses, primarily labor and depreciation. Senior debt interest of approximately $146,000 was included with total interest.

Liquidity and Capital Resources

We believe that the net proceeds from the sale of the senior secured bonds, together with the equity contributions, has been sufficient to (1) fund the engineering, procurement, construction, testing and commissioning of our facility until it is placed in commercial operation, (2) pay certain fees and expenses in connection with the financing and development of our project and (3) pay project costs, including interest on the senior secured bonds. We will also depend on revenues under the power purchase agreement, and after the power purchase agreement expires, we will depend on market sales of electricity.

In order to provide liquidity in the event of cash flow shortfalls, the debt service reserve account contains an amount equal to the debt service reserve account required balance through cash funding, issuance of the debt service reserve letter of credit or a combination of the two.

The minimum cash flow from Williams will be approximately $3.9 million per month. Net operating costs will be approximately $1.3 million per month. The balance left will provide for senior debt interest and principal payments. Additionally, a significant monthly expenditure is for payment of our long term service agreement with Siemens Westinghouse. This agreement provides that we pay approximately $400 per gas turbine per equivalent operating hour. In the event we are not required to dispatch the facility, there is no charge. While operating at base load, the estimated monthly payment for the long term service agreement could be as much as $450,000.

As of December 31, 2001, we had commitments totaling $241 million arising from the construction of our facility of which $239 million had been paid.

Concentration of Credit Risk

Williams Energy currently is our sole customer for purchases of capacity, ancillary services, and energy, and our sole source for fuel.  Williams Energy’s payments under the power purchase agreement are expected to provide all of our revenues during the term of the power purchase agreement.  It is uncertain whether we would be able to find another purchaser or fuel source on similar terms for our facility if Williams Energy were not performing under the power purchase agreement.  Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the power purchase agreement would have a severe impact on our operations.  The payment obligations of Williams Energy under the power purchase agreement are guaranteed by the Williams Companies, Inc.  The payment obligations of the Williams Companies, Inc. are capped at an amount equal to 125% of the sum of the principal amount of our senior secured bonds, plus the maximum debt service reserve account balance.

If at any time Moody’s or Standard & Poor’s rates the long term senior unsecured debt of The Williams Companies, Inc. lower than investment grade and the rating agency does not reestablish within 60 days an investment grade rating for the debt, then Williams Energy is to provide alternative credit support reasonably acceptable to us within 90 days of the day on which the debt was rated lower than investment grade.  According to public sources, at March 29, 2002, the long-term senior unsecured debt of the Williams Companies, Inc. was rated as follows: “Baa2” by Moody’s and “BBB” by Standard and Poor’s, both of which ratings are investment grade.  While both ratings agencies have recently affirmed this investment grade rating, on February 1, 2002, Standard & Poor’s placed the senior unsecured debt credit ratings of the Williams Companies, Inc. on credit watch with negative implications and on February 27, 2002, Moody’s downgraded the Williams Companies, Inc.’s outlook from stable to negative.

Business Strategy and Outlook

Under our overall business strategy, we are committed to market and sell all of our net capacity, fuel conversion and ancillary services to Williams Energy during the 20-year term of the power purchase agreement.  After expiration of the power purchase agreement, we anticipate selling our facility’s capacity, ancillary services and energy under a power purchase agreement or into the Pennsylvania/New Jersey/Maryland power pool market.  We intend to cause the facility to be managed, operated and maintained in compliance with the project contracts and all applicable legal requirements.

Critical Accounting Policies

General

We prepare its financial statements in accordance with accounting principles generally accepted in the United States of America. As such, it is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are most critical to understanding and evaluating its reported financial results include the following: Property Plant and Equipment; Long-Lived Assets and Contingencies.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost and is depreciated over its useful life. The estimated lives of our generation facilities range from 5 to 40 years. A significant decrease in the estimated useful life of a material amount of our property, plant or equipment could have a material adverse impact on our operating results in the period in which the estimate is revised and subsequent periods.

Description of Asset	Depreciable Life	Value (000's)
Vehicles	5	$151
Turbine Parts	7	6,998
CT Prts	12	10,218
Furniture and Fixtures	15	261
Turbine Parts	15	1,623
Turbine Parts	20	2,856
Turbine Parts	24	7,500
Bond Costs	25	5,441
CT Prts	28	10,338
Bal of EPC	40	239,019
Plant equip	40	48,114
		$332,519

Long-Lived Asset

We evaluate the impairment of its long-lived assets based on the projection of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Estimates of future cash flows used to test the recoverability of specific long-lived assets are based on expected cash flows from the use and eventual disposition of the asset. A significant reduction in actual cash flows and estimated cash flows may have a material adverse impact on our operating results and financial condition.

Contingencies

We have entered into arbitration with the Contractor over a dispute about which party is responsible for the payment of the cost of electricity and natural gas used by the project during certain periods prior to the December 28, 2001 commercial acceptance. The costs total approximately $10.6 million, which is included within accounts receivable- other. Any amounts not recovered will be treated as increases to property, plant and equipment, and will only affect future profitability in the form of increased depreciation, allocated over forty years. Our legal counsel has indicated that the construction contract is clear in respect of fuel cost and electricity reimbursement and that we will be successful in recovering the disputed amounts. We believe this part of the contract is also clear as to Contractor’s liability. The original draft of the contract was modified to include contractor fuel reimbursement during the period after synchronization of the steam turbine until such time as provisional acceptance was granted.

ITEM 7A.                    Quantitative and Qualitative Disclosure About Market Risk

The bonds have an aggregate principal amount of $308.5 million. The bonds bear interest at a fixed rate per annum of 8.857% and are due 2025.  Interest on these bonds is payable quarterly in arrears on February 28, May 31, August 31 and November 30 of each year.  The bonds are secured ratably by a lien on and security interest in shared collateral, which consists of substantially all of our assets. In addition, the indenture accounts, the debt service reserve account and the debt service reserve letter of credit (other than to the extent of the debt service reserve letter of credit provider’s right to specific proceeds there under) are separate collateral solely for the benefit of the holders of the bonds.  The fair value of these bonds at December 31, 2001 was approximately $290.1 million. We are not subject to interest rate risk as the interest rates associated with our outstanding indebtedness are fixed over the life of the bonds.  We currently have no other financial or derivative financial instruments.  We do not believe that we face other material risks requiring disclosure pursuant to Item 305 of Regulation S-K.

ITEM 8.                             Financial Statements and Supplemental Data

AES IRONWOOD, L.L.C.

AN INDIRECT WHOLLY OWNED SUBSIDARY

OF THE AES CORPORATION

INDEPENDENT AUDITORS’ REPORT

To the Member of
AES Ironwood, L.L.C.:

We have audited the accompanying balance sheets of AES Ironwood, L.L.C. (an indirect wholly owned subsidiary of The AES Corporation) (the Company) as of December 31, 2001 and 2000, and the related statements of operations, changes in member’s deficit and cash flows for the years then ended and the period from June 25, 1999 (inception) through December 31, 1999.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of AES Ironwood, L.L.C., as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, and the period from June 25, 1999 (inception) through December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
McLean, Virginia

February 26, 2002 (March 29, 2002 as to Note 6)

AES IRONWOOD, L.L.C.

AN INDIRECT WHOLLY OWNED SUBSIDIARY

OF THE AES CORPORATION

BALANCE SHEETS,

DECEMBER 31, 2001 AND  2000

(DOLLARS IN THOUSANDS)

	December 31, 2001	December 31, 2000
ASSETS:

Current Assets:
Cash and cash equivalents	$7,594	$445
Interest receivable	39	93
Accounts receivable — other	17,863	299
Accounts receivable — parent and affiliates	365	73
Investments held by trustee-at cost, which approximates market value	5,413	16,263

Total current assets	31,274	17,173

Land	1,143	528
Construction in progress	—	298,697
Property, plant, and equipment-net of accumulated depreciation of $85 and $0, respectively	332,519	—
Restricted cash-certificate of deposit	77	385
Deferred financing costs-net of accumulated amortization of $363 and $218, Respectively	3,272	3,417
Other assets	268	410

Total assets	$368,553	$320,610

LIABILITIES AND MEMBER’S DEFICIT:

Current Liabilities:
Accounts payable	$16,023	$159
Accrued interest	2,277	2,277
Payable to affiliates	788	970
Payable to parent	1,161	754
Retention payable	11,941	11,122
Bonds payable, current	1,974	—

Total current liabilities	34,164	15,282

Bonds payable	306,526	308,500
Subordinated loan payable to parent	30,000	—

Total liabilities	370,690	323,782

Commitments and Contingencies (Notes 4,5,6 and 7)

Member’s deficit:
Common stock, $1 par value-10 shares authorized, none issued or Outstanding	—	—
Deficit accumulated during the development stage	(2,137)	(3,172)

Total member’s deficit	(2,137)	(3,172)

Total liabilities and member’s deficit	$368,553	$320,610

See notes to financial statements.

AES IRONWOOD, L.L.C.

AN INDIRECT WHOLLY OWNED SUBSIDIARY

OF THE AES CORPORATION

STATEMENTS OF OPERATIONS,

YEARS ENDED DECEMBER 31, 2001 AND 2000, AND THE

PERIOD FROM JUNE 25, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999

(DOLLARS IN THOUSANDS)

	Year Ended December 31, 2001	Year Ended December 31, 2000	June 25, 1999 (inception) through December 31, 1999
OPERATING REVENUES
Energy	$1,158	$—	$—

OPERATING EXPENSES
Operating expenses	(105)	$—	$—
General and administrative costs	(354)	(257)	(169)

Operating Loss	699	(257)	(169)

OTHER INCOME/EXPENSE
Interest income	489	2,661	3,283
Interest expense	(153)	(2,935)	(5,755)

NET INCOME (LOSS)	$1,035	$(531)	$(2,641)

See notes to financial statements.

AES IRONWOOD, L.L.C.

AN INDIRECT WHOLLY OWNED SUBSIDIARY

OF THE AES CORPORATION

STATEMENTS OF CHANGES IN MEMBER’S DEFICIT,

YEARS ENDED DECEMBER 31, 2001 AND 2000, AND THE

PERIOD FROM JUNE 25, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999

(DOLLARS IN THOUSANDS)

	COMMON STOCK		ACCUMULATED DEFICIT
	SHARES	AMOUNT		TOTAL
BALANCE, JUNE 25, 1999	—	$—	$—	$—
Net loss	—	—	(2,641)	(2,641)

BALANCE, DECEMBER 31, 1999	—	—	(2,641)	(2,641)
Net loss	—	—	(531)	(531)

BALANCE, DECEMBER 31, 2000	—	—	(3,172)	(3,172)
Net income	—	—	1,035	1,035

BALANCE, DECEMBER 31, 2001	—	$—	$(2,137)	$(2,137)

See notes to financial statements.

AES IRONWOOD, L.L.C.

AN INDIRECT WHOLLY OWNED SUBSIDIARY

OF THE AES CORPORATION

STATEMENTS OF CASH FLOWS,

 YEARS ENDED DECEMBER 31, 2001 AND 2000, AND THE

PERIOD FROM JUNE 25, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999

(DOLLARS IN THOUSANDS)

	Year Ended December 31, 2001	Year Ended December 31, 2000	June 25, 1999 (inception) through December 31, 1999
OPERATING ACTIVITIES:
Net income (loss)	$1,035	$(531)	$(2,641)
Amortization of deferred financing costs	145	174	44
Depreciation	85	—	—
Change in:
Interest receivable	54	344	(437)
Accrued interest	—	(152)	2,429
Accounts receivable — parent and affiliates	(292)	—	—
Certificate of deposit	308	—	—
Other assets	142	—	—
Net cash provided by (used in) operating activities	1,477	(165)	(605)

INVESTING ACTIVITIES:
Payments for construction in progress	(33,907)	(54,227)	(243,742)
Change in construction related payables	16,908	(18,730)	31,735
Payments for land	(615)	—	(528)
Change in other receivables	(17,564)	(372)	—
Change in debt service reserve	10,850	74,450	(91,098)
Purchase of other assets	—	—	(1,138)
Net cash (used in) provided by investing activities	(24,328)	1,121	(304,771)

FINANCING ACTIVITIES:
Proceeds from project debt issuance	—	—	308,500
Payments for deferred financing costs	—	(1,144)	(2,491)
Loan from parent	30,000	—	—

Net cash provided by (used in) financing activities	30,000	(1,144)	306,009

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,149	(188)	633

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	445	633	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,594	$445	$633

SUPPLEMENTAL DISCLOSURE:
Reclassification of Construction in Progress to Property, plant and equipment	$332,500	—	—
Interest paid (net of amounts capitalized)	$153	$3,093	$3,326

See notes to financial statements.

AES IRONWOOD, L.L.C.

AN INDIRECT WHOLLY OWNED SUBSIDARY

OF THE AES CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2001 AND 2000 AND THE PERIOD FROM JUNE 25, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999

1.                                      ORGANIZATION

We were formed on October 30, 1998, in the state of Delaware to develop, construct, and operate a 705-megawatt (MW) gas-fired, combined cycle electric generating facility in South Lebanon Township, Pennsylvania (the Plant).  We were considered dormant until June 25, 1999, at which time the Project Financing and certain related agreements were consummated (hereinafter, Inception).  The Plant includes two Westinghouse 501 G combustion turbines, two heat recovery steam generators, and one steam turbine.  The Plant produces and sells electricity, as well as provides fuel conversion and ancillary services, solely to Williams Energy Marketing and Trading Company (Williams) under a power purchase agreement (the PPA) with a term of 20 years. We commenced commercial operations on December 28, 2001, the commercial operation date.  We declared the facility available for the last three days of December 2001. Although the facility did not operate during this time, Williams paid approximately $422,000 in capacity payments.

We are a wholly-owned subsidiary of AES Ironwood, Inc. (Ironwood), which is a wholly owned subsidiary of The AES Corporation (AES).  Ironwood has no assets other than its ownership interests in us and AES Prescott, L.L.C. (Prescott), another wholly owned subsidiary of Ironwood (see Note 8).  Ironwood has no operations and is not expected to have any operations.  Its only income will be from distributions it receives from us and Prescott.  The equity that Ironwood is to provide to us will be provided to Ironwood by AES, which owns all of the stock of Ironwood.  AES files quarterly and annual audited reports with the Securities and Exchange Commission under the 1934 Exchange Act, which are publicly available.  Ironwood’s equity contribution obligations are required to be supported by either an insurance bond or letter of credit.  Currently those obligations are supported by an insurance bond issued to the collateral agent (see Note 6).

On June 25, 1999, we issued $308.5 million in senior secured bonds (see Note 4) for the purpose of providing financing for the construction of the Plant and to fund, through the construction period, interest payments to the bondholders.  On May 12, 2000, we consummated an exchange offer whereby the holders of the senior bonds exchanged their privately placed senior secured bonds for registered senior secured bonds.

Pursuant to an Equity Subscription Agreement, Ironwood will contribute up to $50.1 million to us to fund construction after the bond proceeds had been fully utilized.  As of December 31, 2001, Ironwood has contributed $30 million in the form of subordinated debt. Cash is drawn as funds are required (see Note 5).

 2.                                   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents – We consider unrestricted cash on hand, deposits in banks, and investments with original maturities of three months or less to be cash and cash equivalents for the purpose of the statement of cash flows.

Investments Held by Trustee – We are required to maintain a construction funding account for the payment of certain qualifying construction costs and a construction interest account from which quarterly interest payments are to be made. The construction fund account will be used to make the remaining construction milestone payment. As of December 31, 2001, these amounts were invested in a combination of money market funds and commercial paper.  The balance in the construction funding account was approximately $3.1 million and $1.9 million as of December 31, 2001 and December 31, 2000, respectively.  The balance in the construction interest account was approximately $2.3 million and $14.4 million as of December 31, 2001 and December 31, 2000, respectively.

Construction in Progress – Costs incurred in developing the Plant, including progress payments, engineering costs, management and development fees, interest, and other costs related to construction were capitalized.  Total interest capitalized on the project financing debt was approximately $60.3 million and $33.1 million as of December 31, 2001 and December 31, 2000, respectively.  Certain costs related to construction activities were paid by AES prior to the issuance of the bonds.  These amounts include approximately $105.4 million of construction progress payments and $20.1 million in other incurred costs.  These costs are reflected within construction in progress, and were reimbursed to AES out of the bond proceeds. All construction in progress was transferred to property, plant, and equipment on December 28, 2001.

Property, Plant, and Equipment – Property, plant, and equipment is recorded at cost.  Depreciation, after consideration of salvage value, is computed using the straight-line method over the estimated useful lives of the assets, which range from five to forty years.  Maintenance and repairs are charged to expense as incurred.

Description of Asset	Depreciable Life	Value (000's)
Vehicles	5	$151
Turbine Parts	7	6,998
CT Prts	12	10,218
Furniture and Fixtures	15	261
Turbine Parts	15	1,623
Turbine Parts	20	2,856
Turbine Parts	24	7,500
Bond Costs	25	5,441
CT Prts	28	10,338
Bal of EPC	40	239,019
Plant equip	40	48,114

		$332,519

Long- Lived Asset – We evaluate the impairment of its long-lived assets based on the projection of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Estimates of future cash flows used to test the recoverability of specific long-lived assets are based on expected cash flows from the use and eventual disposition of the asset. A significant reduction in actual cash flows and estimated cash flows may have a material adverse impact on our operating results and financial condition.

Other Assets – Pursuant to the provisions of 25 Pa.Code Section 123, Nitrogen Oxide, (NOx), Allowance Requirements, which establishes a NOx budget and a NOx allowance trading program for NOx affected sources for the purpose of achieving air quality standards, we purchased approximately $1,138,000 in NOx allowances in 1999. The NOx allowances were purchased for NOx emissions during the ozone seasons for the first two full years of operations. These amounts are reported as other assets and will be amortized as they are utilized.

Deferred Financing Costs – Financing costs are deferred and are being amortized using the straight-line method over approximately 26 years, which does not differ materially from the effective interest method of amortization.

Accounts Payable and Retention Payable – Amounts currently payable for construction billings and those amounts billed by Siemens Westinghouse Power Corporation (the Contractor) in accordance with the engineering, procurement, and construction contract (the EPC) but retained by us until construction is complete are included in accounts payable and retention payable, respectively.  These liabilities are expected to be paid from the investment balances (bonds proceeds) and the equity subscription agreement proceeds. The final milestone payment is expected to be paid during the second quarter of 2002. This milestone is approximately $2.5 million and represents the final milestone of the construction contract.

Revenue Recognition – Revenues from the sale of electricity are recorded based upon output delivered and capacity provided at rates specified under contract terms.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Income Taxes – We are a limited liability corporation and are treated as a partnership for tax purposes.  Therefore, we do not pay income taxes, and no provision for income taxes has been reflected in the accompanying financial statements.

Reclassifications – Certain reclassifications have been made to the 2000 and 1999 amounts to conform to the 2001 presentation.

3.                                      DERIVATIVE INSTRUMENTS

Effective January 1, 2001, we adopted SFAS No. 133, Accounting For Derivative Instruments And Hedging Activities, which, as amended, establishes new accounting and reporting standards for derivative instruments and hedging activities. We produce and sell electricity, as well as provide fuel conversion and ancillary services, solely to Williams under the power purchase agreement. We do not believe that the power purchase agreement meets the definition of a derivative under SFAS 133 and, as such should not be accounted for as a derivative.

We have no other contracts that meet the definition of a derivative or an embedded derivative under SFAS No. 133, as amended. Therefore, there was no impact of the adoption of provisions of SFAS 133, as amended, on our financial statements as of January 1, 2001 or for the year ended December

31, 2001.

In December 2001, the FASB revised its earlier conclusion, Derivatives Implementation Group (“DIG”) Issue C-15, related to contracts involving the purchase or sale of electricity.  Contracts for the purchase or sale of electricity, both forward and option contracts, including capacity contracts, may qualify for the normal purchases and sales exemption and are not required to be accounted for as derivatives under SFAS No. 133.  In order for contracts to qualify for this exemption, they must meet certain criteria, which include the requirement for physical delivery of the electricity to be purchased or sold under the contract only in the normal course of business.  Additionally, contracts that have a price based on an underlying that is not clearly and closely related to the electricity being sold or purchased or that are denominated in a currency that is foreign to the buyer or seller are not considered normal purchases and normal sales and are required to be accounted for as derivatives under SFAS No. 133.  This revised conclusion is effective beginning April 1, 2002.  We are currently assessing the impact of revised DIG Issue C-15 on its financial condition and results of operations.

4.                                      BONDS PAYABLE

On June 25, 1999, we issued $308.5 million of 8.857% senior secured bonds due in 2025 (the Bonds) to qualified institutional buyers and/or institutional accredited investors, pursuant to a transaction exempt from registration under the Securities and Exchange Act of 1933 (the Act) in accordance with Rule 144A of the Act.  On May 12, 2000, we consummated an exchange offer whereby the holders of the senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds.

Registration Rights – We were obligated to register the Bonds under the Act with the Securities and Exchange Commission within 220 days of the initial sale of the Bonds.  The registration was not completed within the required time frame.  As a result, effective January 30, 2000, the interest rate payable on the Bonds, previously fixed at 8.857%, increased by 50 basis points until the consummation of the exchange offer on May 12, 2000, when such interest rate was reduced back to 8.857%.

The net proceeds of the bonds (after deferred financing costs), approximately $305.2 million, were used to fund the construction of the Plant and, during the construction period, for interest payments to bondholders.

Interest on the Bonds is payable quarterly in arrears.  Quarterly principal payments on the Bonds commence on February 28, 2002.  The final maturity date for the Bonds is November 30, 2025.

Principal and interest is payable as follows at December 31 (in thousands)

Year	Principal	Interest	Total
2002	$1,974	$27,259	$29,233
2003	4,751	26,991	31,742
2004	6,355	26,426	32,781
2005	7,034	26,078	33,112
2006	7,157	25,305	32,462
2007-2025	281,229	270,697	551,926

Total payments	$308,500	$402,756	$711,256

Optional Redemption – The Bonds are subject to optional redemption by us, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus accrued interest, together with a premium calculated using a discount rate equal to the interest rate on comparable U.S. Treasury securities plus 50 basis points.

Mandatory Redemption – The Bonds are subject to mandatory redemption by us, in whole or in part, at a redemption price equivalent to 100% of the principal amount plus accrued interest under certain situations pursuant to receiving insurance proceeds or liquidated damages from certain failures related to the performance of the facility under the EPC with the Contractor, or in certain instances in which payments are received under the PPA with Williams under the event of default, at which time we have terminated the PPA.

Collateral for the Bonds consists of the Plant and related facilities, all agreements relating to the operation of the project, our bank and investment accounts, and all ownership interests in our company as prescribed under the trust indenture (the Indenture).  We are also bound by a collateral agency agreement (the Collateral Agency Agreement) and an equity subscription agreement (the Equity Subscription Agreement) (see Note 5).

Indenture – The Indenture contains limitations on our company incurring additional indebtedness; granting liens on our property; distributing equity and paying subordinated indebtedness issued by affiliates; entering into transactions with affiliates; amending, terminating, or assigning any of the contracts and fundamental changes or disposition of assets.

Collateral Agency Agreement – The Collateral Agency Agreement requires us to fund or provide the funding for a debt service reserve fund.  The Company has therefore entered into a Debt Service Reserve Letter of Credit Agreement dated June 1, 1999, which commenced on December 28, 2001.  The amount required for funding the debt service reserve fund is equal to six months scheduled payments of principal and interest on the Bonds plus interest on the Debt Service Reserve Letter of Credit. The Letter of Credit in the amount $17.3 million has been obtained from Dresdner Bank AG to fulfill our requirement under the Collateral Agency Agreement.

Covenants – The Indenture, Collateral Agency Agreement, and Equity Subscription Agreement contain specific covenants and requirements that we must meet. These covenants primarily entail the restriction of payments, reporting requirements, and the creation and maintenance of debt service reserve and construction related accounts.

5.                                      EQUITY SUBSCRIPTION AGREEMENT

We, along with Ironwood, have entered into an Equity Subscription Agreement, pursuant to which Ironwood, has agreed to contribute up to approximately $50.1 million to us to fund project costs. This amount is secured by an acceptable bond issued by Ironwood. Ironwood will fund these amounts as they come due upon the earlier of (a) expenditure of all funds that have been established for construction or (b) the occurrence, and during the continuation of, an event of default, as defined under the indenture governing its senior secured bonds. A portion of this equity requirement may be made in the form of affiliate debt, between us and Ironwood, which would be subordinate to the senior secured bonds.

At December 31, 2001, Ironwood had issued $30.0 million in subordinated debt to us under the equity subscription agreement. The subordinated debt is repayable using available cash pursuant to Section 3.10 of the Collateral Agency and Intercreditor Agreement. In January of 2002, the $30 million payable to Ironwood was converted to an equity contribution. On February 26, 2002, Ironwood contributed an additional $8.8 million in equity to us.

6.                                      POWER PURCHASE AGREEMENT

We have entered into a power purchase agreement with Williams for the sale of all electric energy and capacity produced by the facility, as well as ancillary and fuel conversion services. The term of the power purchase agreement is 20 years, commencing on December 28, 2001, the commercial operation date. Payment obligations to us are guaranteed by The Williams Companies, Inc. Such payment obligations under the guarantee are capped at an amount equal to 125% of the sum of the principal amount of the senior secured bonds plus the maximum debt service reserve account required balance.  We have provided Williams Energy a letter of credit to support the project’s payment obligations.  The amount available to be drawn under the letter of credit is capped at $30 million. To date, no amounts have been drawn under this letter of credit. The repayment obligations with respect to drawings under the letter of credit are a senior debt obligation of our company. The minimum cash flow from Williams will be approximately $3.9 million per month. Net operating costs will be approximately $1.3 million per month. The balance left will provide for senior debt interest and principal payments. Additionally, a significant monthly expenditure is for payment of our long term service agreement with Siemens Westinghouse. This agreement provides that we pay approximately $400 per gas turbine per equivalent operating hour. In the event we are not required to dispatch the facility, there is no charge. While operating at base load, the estimated monthly payment for the long term service agreement could be as much as $450,000.

As of December 31, 2001, we had commitments totaling $241 million arising from the construction of our facility of which $239 million had been paid.

Fuel Conversion and Other Services – Williams has the obligation to deliver, on an exclusive basis, all quantities of natural gas required by the Plant to generate electricity or ancillary services, to start up or shut down the Plant, and to operate the Plant during any period other than a start-up, shut-down, or required dispatch by Williams for any reason.

Concentration of Credit Risk – Williams Energy currently is our sole customer for purchases of capacity, ancillary services, and energy, and our sole source for fuel.  Williams Energy’s payments under the power purchase agreement are expected to provide all of our revenues during the term of the power purchase agreement.  It is uncertain whether we would be able to find another purchaser or fuel source on similar terms for our facility if Williams Energy were not performing under the power purchase agreement.  Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the power purchase agreement would have a severe impact on our operations.  The payment obligations of Williams Energy under the power purchase agreement are guaranteed by the Williams Companies, Inc.  The payment obligations of the Williams Companies, Inc. are capped at an amount equal to 125% of the sum of the principal amount of our senior secured bonds, plus the maximum debt service reserve account balance.

If at any time Moody’s or Standard & Poor’s rates the long term senior unsecured debt of The Williams Companies, Inc. lower than investment grade and the rating agency does not reestablish within 60 days an investment grade rating for the debt, then Williams Energy is to provide alternative credit support reasonably acceptable to us within 90 days of the day on which the debt was rated lower than investment grade.  According to public sources, at March 29, 2002, the long-term senior unsecured debt of the Williams Companies, Inc. was rated as follows: “Baa2” by Moody’s and “BBB” by Standard and Poor’s, both of which ratings are investment grade.  While both ratings agencies have recently affirmed this investment grade rating, on February 1, 2002, Standard & Poor’s placed the senior unsecured debt credit ratings of the Williams Companies, Inc. on credit watch with negative implications and on February 27, 2002, Moody’s downgraded the Williams Companies, Inc.’s outlook from stable to negative.

7.                                      COMMITMENTS AND CONTINGENCIES

Construction – We entered into a fixed-price turnkey agreement with Siemens Westinghouse (the Contractor) for the design, engineering, procurement, and construction of the Plant. As of December 31, 2001 and 2000, we were liable to the Contractor for a retention payment as part of the total contract price due at the completion of the contract for approximately $11.9 million and $11.1 million, respectively.

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

Siemens Westinghouse began paying liquidated damages of $110,000 per day beginning 45 days after the guaranteed provisional acceptance date of May 22, 2001. The liquidated damages ceased to accrue on December 27, 2001, the date upon which provisional acceptance was granted. At December 31, 2001 we had invoiced Siemens Westinghouse approximately $19.1 million. At December 31, 2001 Siemens Westinghouse had paid all but $2.97 million, the amount accrued for twenty-seven days in December.  Siemens Westinghouse paid this amount in January 2002.

We have entered into arbitration with the Contractor over a dispute about which party is responsible for the payment of the cost of electricity and natural gas used by the project during certain periods prior to the December 28, 2001 commercial acceptance. The costs total approximately $10.6 million, which is included within accounts receivable-other. Any amounts not recovered will be treated as increases to property, plant and equipment, and will only affect future profitability in the form of increased depreciation, allocated over forty years. Our legal counsel has indicated that the construction contract is clear in respect of fuel cost and electricity reimbursement and that we will be successful in recovering the disputed amounts. We believe this part of the contract is also clear as to Contractor’s liability. The original draft of the contract was modified to include contractor fuel reimbursement during the period after synchronization of the steam turbine until such time as provisional acceptance was granted.

Maintenance –  We, as assignee of AES Ironwood, Inc., have entered into the Maintenance Program Parts, Shop Repairs and Scheduled Outage TFA Services Contract, dated as of September 23, 1998, with Siemens Westinghouse by which Siemens Westinghouse will provide us with, among other things, combustion turbine parts, shop repairs and scheduled outage technical field assistance services. The Contractor provided us with specific combustion turbine maintenance services and spare parts for an initial term of between eight and ten years under a maintenance service agreement. The fees assessed by Siemens Westinghouse will be based on the number of Equivalent Base Load Hours accumulated by the applicable Combustion Turbine as adjusted for inflation.

We have determined the maintenance services agreement provides for the purchase of parts that will be capitalized, as well as maintenance items that will be expensed when paid. The ratio of capital items verses expense parts has been determined to be approximately 74% to 26% respectively.

The maintenance services agreement became effective on the date of execution and unless terminated early, must terminate upon completion of shop repairs performed by Siemens Westinghouse following the eighth scheduled outage of the applicable combustion turbine or 10 years from initial synchronization of the applicable combustion turbine, whichever occurs first.

Water Supply –  We entered into a contract with the City of Lebanon Authority (the Authority) for the purchase of 50 percent of the water use of the Plant.  The contract has a term of 25 years.  Costs associated with the use of water by the Plant under this contract are based on gallons used per day at prices specified under the contract terms.  We also entered into an agreement with Pennsy Supply, Inc. (Pennsy), which will provide the remaining 50 percent of the water use of the Plant.

Interconnection Agreement –  We entered into an interconnection agreement with GPU Energy (GPU) to transmit the electricity generated by the Plant to the transmission grid so that it may be sold as prescribed under the PPA.  The agreement is in effect for the life of the Plant, yet may be terminated by mutual consent of both GPU and us under certain circumstances as detailed in the agreement.  Costs associated with the agreement are based on electricity transmitted via GPU at a variable price, the PJM (Pennsylvania/New Jersey/Maryland) Tariff, as charged by GPU to the Company, which is comprised of both service cost and asset recovery cost, as determined by GPU and approved by the Federal Energy Regulatory Committee (FERC). We are obligated to pay approximately $204,000 per year as a maintenance fee for the interconnection equipment. The term of this agreement is twenty- five years.

8.                                      RELATED PARTY TRANSACTIONS

Effective June 1999, we entered into a 27-year development and construction management agreement with Prescott to provide certain support services required by us for the development and construction of the Plant.  Under this agreement Prescott will also provide operations management services for the Plant once commercial operation is attained.  Minimum amounts payable under the contract during the construction period were $125,000 per month.  Beginning on December 28, 2001, the date commercial operations was achieved, payments for operations management services increased to approximately $400,000 per month.

During the construction period, the construction management fees were paid to Prescott from the investment balances or from parent funding.  As of December 31, 2001, $3.9 million in construction management fees were incurred and charged to construction in progress, and $327,500 was payable to Prescott.  As of December 31, 2000, $2.4 million in construction management fees were incurred and charged to construction in progress, and $246,500 was payable to Prescott.

We had accounts receivable from parent and affiliates in the amount of $365 thousand and $73 thousand as of December 31, 2001 and 2000, respectively.  We had accounts payables to our parent and affiliates of $1.6 million and $754 thousand as of December 31, 2001 and 2000, respectively.  We had accounts payables to affiliates of $788 thousand and $970 thousands as of December 31, 2001 and 2000, respectively.  Accounts receivable from parent and affiliates generally represents charges for certain AES projects that we have paid for and invoiced to our parent and affiliates. Accounts payable are generally amounts owed for shared services to our parent and affiliates.

9.                                      FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of our financial instruments have been determined using available market information.  The estimates are not necessarily indicative of the amounts we could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The Bonds had a carrying amount of $308.5 million with a fair value of approximately $290.1 million at December 31, 2001.  The estimated fair value of the Bonds at December 31, 2000 based on quoted market prices of similarly rated bonds with similar maturities did not differ materially from their carrying value.

Cash and cash equivalents and investments held by trustee are carried at cost which

10.                               SEGMENT INFORMATION

Under the provisions of Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information, our business is expected to be operated as one reportable segment, with operating income or loss being the measure of performance evaluated by the chief operating decision-maker.  As described in Notes 1 and 5, our primary customer will be Williams, which is expected to provide all of our revenues during the term of the PPA.

*********************

SELECTED QUARTERLY FINANCIAL DATA    (UNAUDITED)

The following table summarizes the unaudited quarterly statements of operations for the Company for 2001. Operations began on December 28, 2001, therefore 3 days of the quarter ended December 31, included operations and 87 days represented the development stage.

AES Ironwood, LLC.
Quarter Ended
December 31, 2001
(dollars in thousands)

OPERATING REVENUES
Energy	$1,158
OPERATING EXPENSES
Operating expenses	(105)
General and administrative costs	(99)
OPERATING INCOME	954

OTHER INCOME/EXPENSE
Interest income	89
Interest expense	(139)
NET INCOME	$904

ITEM 9.                             Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

ITEM 10.                      Directors and Executive Officers of the Registrant

We are a Delaware limited liability company and have no employees other than our officers.  Our officers receive no compensation for their services to us or for any transaction between us and any of our affiliates.  We are managed by our Board of Directors under the terms of our Limited Liability Company Agreement, dated as of November 1, 1998.  The following table sets forth the names, ages and positions of our directors and executive officers and their positions with us.  Our directors are elected annually and each elected director holds office until the director’s successor is elected and qualified or the director resigns or is removed.  Our officers are elected from time to time by vote of the Board of Directors.

Name	Age	Position
Roger Naill,	54	Director
John Ruggirello	51	Director and Vice President
Barry Sharp	42	Director, Sr. Vice President and CFO
Peter Norgeot	37	President
Patricia Rollin	40	Vice President
Ginger Beamesderfer	35	Vice President
Michael Carlson	50	Vice President
Scott Miller	32	Vice President
Ron Rodrique	34	Vice President
Maureen Shearer	38	Secretary
Leith Mann	48	Assistant Secretary

Roger Naill, 54, has served as one of our directors since November 1998.  He is Vice President of The AES Corporation and heads The AES Corporation Corporate Strategic Planning Group.  He assumed that position in 1981.  Mr. Naill spends approximately 95% of his time in his capacity as Senior Vice President of The AES Corporation.

John Ruggirello, 51, has served as one of our Directors and Vice Presidents since November 1998.  He is Senior Vice President of The AES Corporation.  Mr. Ruggirello also serves as the President of AES Enterprise, a business development and plant operations division serving the Mid-Atlantic United States since 1994.  Prior to his current position, Mr. Ruggirello was plant manager of AES Beaver Valley.  Mr. Ruggirello spends approximately 20% of his time in his capacity as Senior Vice President of The AES Corporation.

Barry Sharp, 42, has served as one of our Directors, Vice Presidents and as our Chief Financial Officer since November 1998.  He is currently Senior Vice President and Chief Financial Officer of The AES Corporation.  He joined The AES Corporation as Director of Finance and Administration in 1986.  Prior to The AES Corporation, he held various positions with Arthur Anderson & Company and Marriott.  Mr. Sharp spends approximately 95% of his time in his capacity as Senior Vice President and Chief Financial Officer of The AES Corporation.

Peter Norgeot, 37, has served as our President since November 2000. Mr. Norgeot joined AES Ironwood  in October 1999 as Plant Manager. He was previously Plant Manager at AES Barry, UK. Prior to this he worked at AES Thames and AES Medway. He joined The AES Corporation in 1988.

Patricia Rollin, 40, has served as one of our Vice Presidents since November 1998.  She is also a Vice President of AES Enterprise.  She served as Director of Investor Relations of The AES Corporation from 1994 through 1995.  She joined The AES Corporation Corporate Strategic Planning in 1984.

Ginger Beamesderfer, 35, has served as one of our Vice Presidents since November 2000.  She joined The AES Corporation in 1997, working on the development of the AES Ironwood Project.

Michael Carlson, 50, has served as one of our Vice Presidents since August 2001.  He joined The AES Corporation in 2001.

Scott Miller, 32, has served as one of our Vice Presidents since November 2000.He 2000.  He joined The AES Corporation in 1991 and has worked at AES Thames, AES Barry and development work for AES Haripur and AES Meghnaghat prior to joining AES Ironwood.

Ron Rodrique, 34, has served as one of our Vice Presidents since November 2000.  He joined The AES Corporation in 1990 working at AES Placerita prior to joining AES Ironwood.

Michael Romaniw, 33 has served as our Treasurer of AES Ironwood, L.L.C. since April 2000.  He is also Vice President of AES Ironwood, Inc and AES Prescott L.L.C. He joined The AES Corporation in 1999 previously working as a tax consultant for Ernst & Young LLP.

Maureen B. Shearer, 38, has served as our Secretary since November 1998.  She is currently Corporate Paralegal of The AES Corporation and has held that position since 1995.  She joined The AES Corporation as an Executive Assistant in 1989.  Prior to joining The AES Corporation, Ms. Shearer served active duty with the U.S. Coast Guard.

Leith Mann, 48 has served as our Assistant Secretary since April 2000.  She is also Vice President of AES Ironwood, Inc and AES Prescott L.L.C. She has also served as Assistant Secretary for The AES Corporation since February 2000. She joined The AES Corporation in 1981.

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

1.             Financial Statements Filed:

Please refer to Item 8 - Financial Statement and Supplementary Data.

2.             Financial Statement Schedules Filed:

Please refer to Item 8 - Financial Statement and Supplementary Data.

3.             Exhibits Filed:

Unless otherwise indicated, all exhibits to this Form 10-K are incorporated herein by reference from the identically numbered exhibit of AES Ironwood, L.L.C.’s Registration Statement of Form S-4 (333-91391).

Exhibit Number	Description
3	Amended and Restated Limited Liability Company Agreement, dated as of October 4, 1999, of our Company.

4.1	Indenture and the First Supplemental Indenture, dated as of June 1, 1999, by and among our Company, the Trustee and the Depositary Bank.

4.2	Collateral Agency and Intercreditor Agreement, dated as of June 1, 1999, by and among our Company, the Trustee, the Collateral Agent, the DSR LOC Provider, the CP LOC Provider and the Depositary Bank.

4.3	Debt Service Reserve Letter of Credit and Reimbursement Agreement, dated as of June 1, 1999, by and among our Company, the DSR LOC Provider and the Banks named therein.

4.4	Construction Period Letter of Credit and Reimbursement Agreement, dated as of June 1, 1999, by and among our Company, the CP LOC Provider and the Banks named therein.

4.5	Global Bonds, dated June 25, 1999, evidencing 8.857% Senior Secured Bonds of our Company due 2025 in the principal amount of $308,500,000.

4.6	Equity Subscription Agreement, dated as of June 1, 1999, by and among our Company, AES Ironwood and the Collateral Agent.

4.7	Security Agreement, dated as of June 1, 1999, by and between our Company and the Collateral Agent.

4.8	Pledge and Security Agreement, dated as of June 1, 1999, by and between AES Ironwood and the Collateral Agent.

4.9	Consent to Assignment, dated as of June 1, 1999, by and between the Power Purchaser and the Collateral Agent, and consented to by our Company.

4.10	Consent to Assignment, dated as of June 1, 1999, by and between the PPA Guarantor and our Company, and consented to by our Company.

4.11	Consent to Assignment, dated as of June 1, 1999, by and between the Contractor and the Collateral Agent, and consented to by our Company (with respect to the construction agreement).

4.12	Consent to Assignment, dated as of June 1, 1999, by and between the Contractor and the Collateral Agent and consented to by our Company (with respect to the Maintenance Services Agreement).

4.13	Consent to Assignment, dated as of June 1, 1999, by and between Siemens Corporation and the Collateral Agent, and consented to by our Company.

4.14	Consent to Assignment, dated as of June 1, 1999, by and between Prescott and the Collateral Agent, and consented to by our Company.

4.15	Consent to Assignment, dated as of June 1, 1999, by and between Metropolitan Edison Company d/b/a GPU Energy and the Collateral Agent, and consented to by our Company.

4.16	Consent to Assignment, dated as of June 1, 1999, by and between City of Lebanon Authority and the Collateral Agent, and consented to by our Company.

4.17	Consent to Assignment, dated as of June 1, 1999, by and between Pennsy Supply, Inc. and the Collateral Agent, and consented to by our Company.

4.18	Assignment and Assumption Agreement, dated June 25, 1999, by and between AES Ironwood, Inc. and AES Ironwood, L.L.C. (with respect to the construction agreement).

4.19	Assignment and Assumption Agreement, dated June 25, 1999, by and between AES Ironwood, Inc. and AES Ironwood, L.L.C. (with respect to the Maintenance Services Agreement).

10.1	Guaranty, dated as of February 5, 1999, by and between the PPA Guarantor and our Company.

10.2

Amended and Restated Power Purchase Agreement, dated as of February 5, 1999, and Amendment No. 1 to Amended and Restated Power Purchase Agreement, dated as of June 18, 1999, between our Company and the Power Purchaser. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.3

Engineering, Procurement and Construction Services Agreement, dated as of September 23, 1998 (the “EPC Contract”), as amended, by and between our Company and the Contractor. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.4	Guaranty, dated as of September 23, 1998, by and between Siemens Corporation and our Company.

10.5

Maintenance Program Parts, Shop Repairs and Scheduled Outage TFA Services Contract, dated as of September 23, 1998, and Amendment No. 1 to Maintenance Program Parts, Shop Repairs and Scheduled Outage TFA Services Contract, dated as of January 13, 1999 (the “Maintenance Services Agreement”), by and between our Company and the Contractor. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.6	Development and Operations Services Agreement, dated as of June 1, 1999, by and between our Company and Prescott.

10.7	Effluent Supply Agreement, dated as of March 3, 1998, by and between our Company and City of Lebanon Authority.

10.8	Generation Facility Transmission Interconnection Agreement, dated as of March 23, 1999, by and between our Company and Metropolitan Edison Company d/b/a GPU Energy.

10.9	Agreement Relating to Real Estate, dated as of October 23, 1998, by and between our Company and Pennsy Supply, Inc.

10.10	Easements and Right of Access Agreement, dated as of April 15, 1999, by and between our Company and Pennsy Supply, Inc.

12*	Computation of Ratios of Earnings / (Deficiency) to Fixed Charges

* Filed herewith.

No current reports on Form 8-K were filed by the registrant during the fourth quarter of the fiscal year ended December 31, 2001.

Supplementary Information to be Furnished With Reports filed Pursuant to

Section 15(d) of the Act by Registrants Which Have Not Registered

Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders during the fiscal year ended December 31, 2001.  No annual report or proxy materials will be sent to security holders subsequent to the filing of this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AES IRONWOOD, L.L.C.

/s/ Barry Sharp
	By:	Barry Sharp
	Title:	Senior-Vice President, Chief Financial Officer
Date: March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry Sharp	Director, Sr. Vice President,	March 29, 2002
Barry Sharp	Chief Financial Officer (and principal accounting officer)

/s/ Peter Norgeot	President	March 29, 2002
Peter Norgeot

/s/ John Ruggirello	Director, Vice President	March 29, 2002
John Ruggirello

/s/ Roger Naill	Director	March 29, 2002
Roger Naill