Form 10-Q
period 2002-03-31
AES IRONWOOD LLC
filed 2002-05-15
CIK 1099291

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-91391

AES IRONWOOD, L.L.C.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1457573 (I.R.S. Employer Identification Number)

305 PRESCOTT ROAD, LEBANON, PA 17042
(717) 228-1328
(Registrant's address of principal executive offices,)
(zip code and telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

AES IRONWOOD, L.L.C.

TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements (Unaudited)

AES IRONWOOD, L.L.C.

Condensed Statements of Operations,
Three months ended March 31, 2002 and 2001
(dollars in thousands)

	Three Months Ended March 31
	2002	2001
OPERATING REVENUES
Energy	$12,532	$—
OPERATING EXPENSES
Operating expenses	(5,713)	—
General and administrative costs	(457)	$(97)

Operating Income (Loss)	6,362	(97)
OTHER INCOME/EXPENSE
Other income	1,454	—
Interest income	33	261
Interest expense	(6,831)	(6)

NET INCOME	$1,018	$158

See notes to condensed financial statements.

AES IRONWOOD, L.L.C.

Condensed Balance Sheets,
as of March 31, 2002 and December 31, 2001
(dollars in thousands)

	March 31, 2002	December 31, 2001
ASSETS:
Current Assets:
Cash and cash equivalents	$4,970	$7,594
Interest receivable	42	39
Prepaid expense	173	—
Accounts receivable — other	15,504	17,863
Accounts receivable — parent and affiliates	193	365
Inventory	1,233	—
Investments held by trustee — at cost, which approximates market value	6,134	5,413

Total current assets	28,249	31,274
Land	1,143	1,143
Property, plant, and equipment net of accumulated depreciation of $2,538 and $85	330,043	332,519
Restricted cash — Certificate of deposit	77	77
Deferred financing costs — net of accumulated amortization of $387 and $363, respectively	3,248	3,272
Other assets	268	268

Total assets	$363,028	$368,533

LIABILITIES AND MEMBER'S DEFICIT:
Current Liabilities
Accounts payable	$646	$16,023
Accrued interest	2,277	2,277
Payable to affiliate	1,310	788
Payable to parent	1,170	1,161
Retention payable	11,938	11,941
Bonds payable, current portion	2,668	1,974

Total current liabilities	20,009	34,164
Subordinated loan payable to parent	—	30,000
Bonds payable	305,338	306,526

Total liabilities	$325,347	$370,690

Commitments (Notes 4 and 5)
Member's capital:
Common stock, $1 par value-10 shares authorized, none issued or outstanding
Contributed capital	38,800	—
Member's capital (deficit)	(1,119)	(2,137)

Total member's capital (deficit)	37,681	(2,137)

Total liabilities and member's capital	$363,028	$368,553

See notes to condensed financial statements.

AES IRONWOOD, L.L.C.

Condensed Statement of Changes in Member's Capital
Period From December 31, 2000
Through March 31, 2002
(dollars in thousands)

	Common Stock
			Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount			Total
BALANCE DECEMBER 31, 2000	—	$—	$—	$(3,172)	$(3,172)

Net Income	—	—	—	1,035	1,035
BALANCE DECEMBER 31, 2001	—	$—	$—	$(2,137)	$(2,137)

Net Income	—	—	—	1,018	1,018
Contributed Capital	—	—	8,800	—	8,800
Conversion of debt to equity	—	—	30,000	—	30,000

BALANCE March 31, 2002	—	$—	$38,800	$(1,119)	$37,681

See notes to condensed financial statements.

AES IRONWOOD, L.L.C.

Condensed Statements of Cash Flows for the Three Months Ended
March 31, 2002 and March 31, 2001
(dollars in thousands)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
OPERATING ACTIVITIES:
Net Income	$1,018	$158
Amortization of deferred finanicng costs	24	36
Depreciation	2,453	—
Change in
Interest receivable	(3)	80
Prepaid expenses	(173)	—
Other receivables	2,359	—
Accounts receivable — parents and affiliates	172	(39)
Payable to parent and affiliates	531	—
Inventory	(1,233)	—
Accounts and retention payable	(15,380)	—

Net cash (used in) provided by operating activities	$(10,232)	$235

INVESTING ACTIVITIES:
Payments for construction in progress	$—	$(18,051)
Changes in construction related payables	—	713
Changes in property, plant and equipment	23	—
Changes in investment held by trustee	(721)	7,124

Net cash used in investing activities	$(698)	$(10,214)

FINANCING ACTIVITIES:
Payment of principal on bonds payable	$(494)	$—
Proceeds from parent subordinated loan	—	10,000
Contribution from parent	8,800	—

Net cash provided by financing activities	$8,306	$10,000

NET (DECREASE) INCREASE IN CASH AND AND CASH EQUIVALENTS	$(2,624)	$21

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,594	445
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,970	$466

SUPPLEMENTAL DISCLOSURE:
Interest paid (net of amounts capitalized)	$6,830	$6
Conversion of debt to equity	30,000	—

See notes to condensed financial statements.

AES IRONWOOD, L.L.C.

Notes to Condensed Financial Statements

1.    ORGANIZATION

        AES Ironwood, L.L.C. was formed on October 30, 1998, in the State of Delaware, to develop, construct, and operate a 705-megawatt (MW) gas-fired, combined cycle electric generating facility in South Lebanon Township, Pennsylvania. AES Ironwood, L.L.C. was considered dormant until June 25, 1999, at which time it consummated a project financing and certain related agreements. The facility, which was declared commercially available on December 28, 2001, consists of two Westinghouse 501 G combustion turbines, two heat recovery steam generators, and one steam turbine. The facility produces and sells electricity, as well as provides fuel conversion and ancillary services, solely to Williams Energy under a power purchase agreement with a term of 20 years that commenced on December 28, 2001.

        AES Ironwood, L.L.C. is a wholly-owned subsidiary of AES Ironwood, Inc., which is a wholly-owned subsidiary of The AES Corporation. AES Ironwood, Inc. has no assets other than its ownership interests in AES Ironwood, L.L.C. and AES Prescott, L.L.C. AES Ironwood, Inc. has no operations and is not expected to have any operations. Its only income will be from distributions it receives from AES Ironwood, L.L.C. and AES Prescott, L.L.C. The equity that AES Ironwood, Inc. has provided to AES Ironwood, L.L.C. has been provided to AES Ironwood, Inc. by The AES Corporation, which owns all of the stock of AES Ironwood, Inc. The AES Corporation files quarterly and annual audited reports with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, which are publicly available, but which do not constitute a part of, and are not incorporated into, this Form 10-Q. AES Ironwood Inc.'s equity contribution obligations are required to be supported by either an insurance bond or letter of credit. Currently those obligations are supported by an insurance bond issued to the collateral agent.

        On June 25, 1999, AES Ironwood, L.L.C. issued $308.5 million in senior secured bonds for the purpose of providing financing for the construction of the facility and to fund, through the construction period, interest payments to the bondholders. On May 12, 2000, the Company consummated an exchange offer whereby the holders of the senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds. Repayment of the bonds commenced with the quarterly payment on February 28, 2002. The amount payable in the year 2002 is approximately $1.97 million. Principal repayments vary each year and range from 0.64% or $1.97 million to 6.92% or $21.3 million. During 2002, 2003 and 2004, annual principal repayments are scheduled as follows: 0.64% of original principal amount of $1.97 million in 2002, 1.54% or $4.75 million in 2003, and 2.06% or $6.36 million in 2004. Repayment dates are February 28, May 31, August 31 and November 30 of each year, with the final payment due November 30, 2025.

        Pursuant to an equity subscription agreement (see Note 3), AES Ironwood, Inc. has agreed to contribute in the form of subordinated debt or equity up to approximately $50.1 million to AES Ironwood, L.L.C. to fund construction after the bond proceeds have been fully utilized. During 2001 AES Ironwood, Inc. issued $30 million in subordinated debt to the Company under this agreement. In January of 2002, the $30 million in subordinated debt was converted to an equity contribution. On February 26, 2002, Ironwood contributed an additional $8.8 million in equity to AES Ironwood, LLC.

2.    BASIS OF PRESENTATION

        In AES Ironwood, L.L.C.'s opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the interim periods presented herein, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the three month period presented herein are not necessarily indicative of the results of operations to be expected for the full year or future periods.

        As noted above, the facility became commercially available on December 28, 2001. Prior to December 28, 2001, the facility was under construction and AES Ironwood, L.L.C was a development stage company. Accordingly, the results of operations, financial condition and cash flows for the three months ended March 31, 2002 and 2001, and as of March 31, 2002 and December 31, 2002, are not comparable. Undue reliance should not be placed upon a period by period comparison.

        These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Because the accompanying condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles, they should be read in conjunction with the audited financial statements for the period ended December 31, 2001 and notes thereto included in AES Ironwood, L.L.C.'s Annual Report on Form 10-K for the year ended December 31, 2001.

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

        At December 31, 2001, AES Ironwood, Inc. had issued $30 million in subordinated debt to AES Ironwood, L.L.C. under the equity subscription agreement. In January of 2002, the $30 million in subordinated debt to AES Ironwood, L.L.C. was converted to an equity contribution. On February 26, 2002, AES Ironwood, Inc. contributed an additional $8.8 million in equity to AES Ironwood, LLC.

4.    POWER PURCHASE AGREEMENT

        AES Ironwood, L.L.C. and Williams Energy have entered into a power purchase agreement for the sale of all electric energy and capacity produced by the facility, as well as ancillary and fuel conversion services. The term of the power purchase agreement is 20 years, which commenced on the date of commercial availability, December 28, 2001. Payment obligations to AES Ironwood, L.L.C. are guaranteed by The Williams Companies, Inc. Such payment obligations under the guarantee are capped at an amount equal to 125% of the sum of the principal amount of the senior secured bonds plus the maximum debt service reserve account required balance.

        Williams Energy currently is AES Ironwood, L.L.C.'s sole customer for purchases of capacity, ancillary services, and energy, and AES Ironwood, L.L.C.'s sole source for fuel. Williams Energy's payments under the power purchase agreement are expected to provide all of AES Ironwood, L.L.C.'s operating revenues during the term of the power purchase agreement. It is uncertain whether AES Ironwood, L.L.C. would be able to find another purchaser or fuel source on similar terms for our facility if Williams Energy were not performing under the power purchase agreement. Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the power purchase agreement would have a severe impact on AES Ironwood, L.L.C.'s operations. The payment obligations of Williams Energy under the power purchase agreement are guaranteed by the Williams Companies, Inc. The payment obligations of the Williams Companies, Inc. are capped at an amount equal to 125% of the sum of the principal amount of AES Ironwood, L.L.C.'s senior secured bonds, plus the maximum debt service reserve account balance.

        If at any time Moody's or Standard & Poor's rates the long term senior unsecured debt of The Williams Companies, Inc. lower than investment grade and the rating agency does not reestablish within 60 days an investment grade rating for the debt, then Williams Energy is to provide alternative credit support reasonably acceptable to us within 90 days of the day on which the debt was rated lower than investment grade. According to published sources, as of May 8, 2002, the long-term senior unsecured debt of the Williams Companies, Inc. was rated as follows: "Baa2" by Moody's and "BBB" by Standard and Poor's, both of which ratings are investment grade. While both ratings agencies have recently affirmed this investment grade rating, on February 1, 2002, Standard & Poor's placed the senior unsecured debt credit ratings of the Williams Companies, Inc. on credit watch with negative implications, and on May 8, 2002, Moody's placed under review for possible downgrade the ratings of The Williams Companies, Inc. and its affiliates. Moody's had given the ratings of Williams Companies, Inc. a negative outlook on February 27, 2002.

5.    COMMITMENTS AND CONTINGENCIES

        Construction—AES Ironwood, L.L.C. entered into a fixed-price turnkey construction agreement with Siemens Westinghouse for the design, engineering, procurement and construction of the facility. Siemens Westinghouse provided AES Ironwood, L.L.C., with specific combustion turbine maintenance services and spare parts for an initial term of between eight and ten years under a maintenance service agreement. The fees assessed by Siemens Westinghouse will be based on the number of Equivalent Base Load Hours accumulated by the applicable Combustion Turbine as adjusted for inflation.

        As of March 31, 2002 and December 31, 2001, AES Ironwood, L.L.C. was liable to Siemens Westinghouse for a retention payment as part of the total contract price due at the completion of the contract for approximately $11.9 million. This amount is recorded within current liabilities in the accompanying balance sheets.

        Water Supply—AES Ironwood, L.L.C. has entered into a contract with the City of Lebanon Authority for the purchase of 50 percent of the water use of the facility. The contract has a term of 25 years. Costs associated with the use of water by the facility under this contract are based on gallons used per day at prices specified under the contract terms. AES Ironwood, L.L.C. has also entered into an agreement with Pennsy Supply, Inc. which will provide the remaining 50 percent of the water use of the facility.

        Interconnection Agreement—AES Ironwood, L.L.C. has entered into an interconnection agreement with GPU Energy to transmit the electricity generated by the facility to the transmission grid so that it may be sold as prescribed under AES Ironwood, L.L.C.'s power purchase agreement. The agreement is in effect for the life of the facility, however it may be terminated by mutual consent of both GPU Energy and AES Ironwood, L.L.C. under certain circumstances as detailed in the agreement. Costs associated with the agreement are based on electricity transmitted via GPU Energy at a variable price, and the tariff imposed by the Pennsylvania/New Jersey/Maryland power pool market, as charged by GPU Energy to AES Ironwood, L.L.C., which is comprised of both service cost and asset recovery cost, as determined by GPU Energy and approved by the Federal Energy Regulatory Commission.

        Surety Bond Agreement—AES Ironwood, Inc. has a surety bond agreement in relation to its equity subscription agreement. The initial amount of the bond under this agreement was $50.1 million. Through March 31, 2002, the surety bond has been reduced by $33.9 million as a result of the equity contributions, resulting in $16.2 million remaining available under the surety bond agreement.

        AES Ironwood, L.L.C. has requested arbitration with the Siemens Westinghouse to resolve a dispute regarding which party is responsible for the payment of the cost of electricity and natural gas used by the project during certain periods prior to the December 28, 2001 the commercial acceptance date. The disputed costs total approximately $10.6 million, which are included within accounts receivable-other. Any amounts not recovered will be treated as increases to property, plant and equipment. AES Ironwood, L.L.C. believes that the terms of the construction agreement are specific with regard to the Siemens Westinghouse's liability, and expects to recover the amounts in dispute, however it cannot predict the outcome of this matter.

6.    NEW ACCOUNTING PRONOUNCEMENTS

        Effective January 1, 2001, the AES Ironwood, L.L.C. adopted SFAS No. 133, "Accounting For Derivative Instruments And Hedging Activities", which, as amended, establishes new accounting and reporting standards for derivative instruments and hedging activities.

        AES Ironwood, L.L.C. produces and sells electricity, as well as provides fuel conversion and ancillary services, solely to Williams under the power purchase agreement.

        AES Ironwood, L.L.C. does not believe that the power purchase agreement meets the definition of a derivative under SFAS 133 and, as such should not be accounted for as a derivative.

        AES Ironwood, L.L.C. has no other contracts that meet the definition of a derivative or an embedded derivative under SFAS No. 133. Therefore, there is no impact on the AES Ironwood, L.L.C. financial statements as of January 1, 2001, December 31, 2001 or for the period ending March 31, 2002.

        In July 2001, the FASB issued SFAS No. 143, entitled "Accounting for Asset Retirement Obligations". This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with long-lived assets. AES Ironwood, L.L.C. has not determined the effects of this standard on its financial reporting.

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

        All statements other than of historical facts included herein, including those regarding market trends, the Company's financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors outside of the Company's control that may cause the actual results or performance of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, among others, the following:

  •
  unexpected problems relating to the performance of the facility,

  •
  the financial condition of third parties on which we depend, including in particular Williams Energy, Inc., the power purchaser under the power purchase agreement,

  •
  the continued performance of Williams Energy, Inc. under the power purchase agreement,

  •
  the Company ability to find a replacement power purchaser on favorable or reasonable terms, if necessary,

  •
  an adequate merchant market after the expiration of the power purchase agreement,

  •
  capital shortfalls and access to additional capital on reasonable terms,

  •
  inadequate insurance coverage,

  •
  unexpected expenses or lower than expected revenues,

  •
  environmental and regulatory compliance

  •
  terrorist acts and adverse reactions to United States anti-terrorism activities, and

  •
  the additional factors that are unknown to the Company or beyond its control.

        The Company has no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

General

        The Company was formed on October 30, 1998 to develop, construct, own, operate and maintain its facility. The Company was dormant until June 25, 1999, the date of the sale of its senior secured bonds. The Company obtained $308.5 million of project financing from the sale of its senior secured bonds. The total cost of the construction of the Company's facility is estimated to be approximately $359 million, which will be financed by the proceeds from the sale of the senior secured bonds and the equity contribution described below. On May 12, 2000, the Company consummated an exchange offer whereby the holders of the senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds. The facility granted provisional acceptance on December 27, 2001 and was declared commercially available on December 28, 2001.

Energy Revenues

        The Company generates energy revenues under its power purchase agreement with Williams Energy. During the 20 year term of the agreement, the Company will sell electric energy and capacity produced by the facility, as well as ancillary and fuel conversion services. Under the power purchase agreement, the Company generates revenues from meeting (1) base electrical output guarantees and (2) heat rate and output bonuses based on facility performance.

  Performance Guarantees

Electrical Output

        If the average net electrical output of the facility at provisional acceptance or interim acceptance, whichever is the earlier to occur, is less than the natural gas-based electrical output guarantee, then Siemens Westinghouse must pay the Company, as a rebate, and not as liquidated damages, for each day during the interim period, an amount equal to $0.22 per day for each kilowatt by which the average net electrical output is less than the natural gas-based electrical output guarantee. During performance testing output was calculated to be 37,853.91 kilowatts less than the natural gas-based electrical output guarantee. The daily charge for this amount has been calculated at $8,327.86 per day.

        Upon final acceptance, if the average net electrical output of our facility during the natural gas-fired portion of the completed performance test is less than the natural gas-based electrical output guarantee, then Siemens Westinghouse must pay the Company, as a bonus, an amount equal to $550 for each kilowatt by which the average net electrical output is less than the natural gas-based electrical output guarantee.

        Upon final acceptance, if the average net electrical output of the facility during the natural gas-fired portion of the completed performance test is greater than the natural gas-based electrical output guarantee, then the Company must pay Siemens Westinghouse as a bonus, an amount equal to 50% of the net incremental revenues received by us during the period of the first three years following the commercial operation date as a result of (1) any power purchase agreement concluded with a utility whereby the utility purchases the excess output, (2) any short-term sales of the excess output, and (3) any spot sales of the excess output, in each of the cases (1) through (3) above after subtracting all incremental costs and taxes associated with the excess output, so long as the aggregate amount of any bonus does not in any event exceed $275 per kilowatt of excess capacity.

Heat Rate Guarantees

        If the average net heat rate of the facility at provisional acceptance and/or interim acceptance, if having occurred before final acceptance, exceeds the natural gas-based heat rate guarantee, then Siemens Westinghouse must pay us, as a rebate, and not as liquidated damages, for each day during the interim period, an amount equal to $44 per day for each BTU/KwH by which the measured net heat rate is greater than the natural gas-based heat rate guarantee. During performance testing the heat rate was calculated to be 161.72 BTU/KwH less than the natural gas-based natural heat rate guarantee. The daily charge for this amount has been calculated at $7,115.68 per day.

        For the three month period ended March 31, 2002, we have invoiced Siemens Westinghouse approximately $1.45 million in electrical output and heat rate rebates. This amount is included as other income in the accompanying 2002 condensed statement of operations. The amounts invoiced for the months of January and February have been paid by Siemens Westinghouse. At March 31, 2002, Siemens owed approximately $479 thousand in rebates, the amount invoiced March 31, 2002 for the month of March. This amount is reflected in accounts receivable—other.

        Upon final acceptance, if the net heat rate of the facility during the natural gas-fired portion of the completed performance test exceeds the natural gas-based heat rate guarantee, then Siemens Westinghouse must pay to the Company, as a rebate, an amount equal to $162,300 for each BTU/KwH by which the measured heat rate is greater than the natural gas-based heat rate guarantee.

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

        The Company has no other contracts that meet the definition of a derivative or an embedded derivative under SFAS No. 133. Therefore, there is no impact on the Company's financial statements as of January 1, 2001, December 31, 2001 or for the period ending March 31, 2002.

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

Equity Contributions / Subordinated Debt

        Under the equity subscription agreement, AES Ironwood, Inc. is obligated to contribute up to approximately $50.1 million to the Company to fund project costs, in the form of equity contributions or subordinated debt. AES Ironwood, Inc.'s obligation to make the contributions is, and will be, supported by an acceptable letter of credit or an acceptable bond. During 2001, AES Ironwood, Inc. issued $30 million in subordinated debt to the Company under this agreement. In January of 2002, the $30 million in subordinated debt was converted to an equity contribution. On February 26, 2002, AES Ironwood, Inc. contributed an additional $8.8 million in equity to AES Ironwood, LLC.

Results of Operations

        As noted above, the facility became commercially operational on December 28, 2001. Prior to December 28, 2001, the facility was under construction and the Company was a development stage company. Accordingly, the results of operations, the financial condition and cash flows for the three months ended March 31, 2002 and 2001, and as of March 31, 2002 and December 31, 2001, are not comparable.

  For the Three Months Ended March 31, 2002

        Operating revenues from electric revenues for the three months ended March 31, 2002 were approximately $12.53 million. This amount consists of capacity payments of approximately $3.93 million per month. The remainder consists of fuel conversion and heat rate bonus payments. There were no operating revenues for the quarter ended March 31, 2001 as the facility was still in the development stage.

        Operating expenses for the three months ended March 31, 2002 were approximately $5.71 million. Operating expenses consist of management fees and operating and maintenance expenses paid to AES Prescott, L.L.C. There were no operating expenses for the quarter ended March 31, 2001 as the facility was still in the development stage.

        General and administrative costs for the three months ended March 31, 2002, were $457,000 compared to $97,000 for the comparable period of the prior calendar year. These costs did not directly relate to construction and are included as expenses in the Statement of Operations. The increase is due to the facility being operational in the first quarter of 2002.

        Proceeds from the sale of senior secured bonds that have not yet been expended on the construction are recorded as investments held by the trustee. For the three months ended March 31, 2001, interest income earned on these funds was $261,000. For the three months ended March 31, 2002 there was no interest income earned on these invested funds as all such proceeds were expended on construction.

        For the three months ended March 31, 2002 and March 31, 2001, interest capitalized was approximately $-0-, and $6.84 million respectively. For the three months ended March 31, 2002 no interest was capitalized as all proceeds from the sale of the senior secured bonds were expended on construction. For the three months ended March 31, 2002 interest costs incurred on the bond proceeds not spent on construction of the Company's facility was $0, compared to $6,000 for the comparable period of the prior year.

Liquidity and Capital Resources

        The Company believes that the net proceeds from the sale of the senior secured bonds, together with the equity contribution, has been sufficient to (1) fund the engineering, procurement, construction, testing and commissioning of the Company's facility until it was placed in commercial operation, (2) pay certain fees and expenses in connection with the financing and development of the Company's project and (3) pay project costs, including interest on the senior secured bonds. Revenues currently depend on the power purchase agreement and after the power purchase agreement expires, it will depend on market sales of electricity.

        In order to provide liquidity in the event of cash flow shortfalls, the Company has entered into a Debt Service Reserve Letter of Credit and Reimbursement Agreement. Under this agreement, a Debt Service Reserve Letter of Credit was issued on the commercial operation date, December 28, 2001. The amount of the Debt Service Reserve Letter of Credit equals six months of scheduled payments of principal and interest on the bonds.

        The Company had original commitments to the general contractor totaling $241 million arising from the construction of its facility of which $239 million had been paid as of March 31, 2002. The balance to be paid has been funded in a restricted bank account with the collateral agent.

Concentration of Credit Risk

        Williams Energy currently is the Company's sole customer for purchases of capacity, ancillary services, and energy, and the Company's sole source for fuel. Williams Energy's payments under the power purchase agreement are expected to provide all of the Company's operating revenues during the term of the power purchase agreement. It is uncertain whether the Company would be able to find another purchaser or fuel source on similar terms for the Company's facility if Williams Energy were not performing under the power purchase agreement. Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the power purchase agreement would have a severe impact on the Company's operations. The payment obligations of Williams Energy under the power purchase agreement are guaranteed by the Williams Companies, Inc. The payment obligations of the Williams Companies, Inc. are capped at an amount equal to 125% of the sum of the principal amount of the Company's senior secured bonds, plus the maximum debt service reserve account balance.

        If at any time Moody's or Standard & Poor's rates the long term senior unsecured debt of The Williams Companies, Inc. lower than investment grade and the rating agency does not reestablish within 60 days an investment grade rating for the debt, then Williams Energy is to provide alternative credit support reasonably acceptable to us within 90 days of the day on which the debt was rated lower than investment grade. According to published sources, as of May 8, 2002, the long-term senior unsecured debt of the Williams Companies, Inc. was rated as follows: "Baa2" by Moody's and "BBB" by Standard and Poor's, both of which ratings are investment grade. While both ratings agencies have recently affirmed this investment grade rating, on February 1, 2002, Standard & Poor's placed the senior unsecured debt credit ratings of the Williams Companies, Inc. on credit watch with negative implications, and on May 8, 2002, Moody's placed under review for possible downgrade the ratings of The Williams Companies, Inc. and its affiliates. Moody's had given the ratings of Williams Companies, Inc. a negative outlook on February 27, 2002.

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

Description of Asset	Depreciable Life	Value (000's)
Vehicles	5	$537
Turbine Parts	7	6,998
Computer Equip	7	391
Turbine Parts	12	10,218
Furniture and Fixtures	15	721
Turbine Parts	15	1,623
Turbine Parts	20	2,856
Turbine Parts	24	7,500
Bond Costs	25	5,441
Turbine Parts	28	10,338
Land Improvements	40	10,288
Bal of EPC	40	224,589
Plant equip	40	48,114
Building	40	303
Projects	na	398
Spare parts	na	2,266

		$332,581

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

Contingencies

        We have requested arbitration with Siemens Westinghouse over a dispute regarding which party is responsible for the payment of the cost of electricity and natural gas used by the project during certain periods prior to the December 28, 2001 commercial acceptance. The costs total approximately $10.6 million, which is included within accounts receivable- other. Any amounts not recovered will be treated as increases to property, plant and equipment, and will only affect future profitability in the form of increased depreciation, allocated over forty years. The Company believes the construction contract is clear in respect of fuel cost and electricity reimbursement and that it will be successful in recovering the disputed amounts.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The Company's market risks are not materially different from those market risks described in it's annual report on Form 10-K for the fiscal year ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AES IRONWOOD, L.L.C.
Date: May 15, 2002	By:	/s/ PETE NORGEOT Pete Norgeot President
Date: May 15, 2002	By:	/s/ MICHAEL CARLSON Michael Carlson Vice President (and principal accounting officer)

QuickLinks

AES IRONWOOD, L.L.C. TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION
  Item 1. Condensed Financial Statements (Unaudited)
AES IRONWOOD, L.L.C. Condensed Statements of Operations, Three months ended March 31, 2002 and 2001 ( dollars in thousands )
AES IRONWOOD, L.L.C. Condensed Balance Sheets, as of March 31, 2002 and December 31, 2001 ( dollars in thousands )
AES IRONWOOD, L.L.C. Condensed Statement of Changes in Member's Capital Period From December 31, 2000 Through March 31, 2002 ( dollars in thousands )
AES IRONWOOD, L.L.C. Condensed Statements of Cash Flows for the Three Months Ended March 31, 2002 and March 31, 2001 ( dollars in thousands )
AES IRONWOOD, L.L.C. Notes to Condensed Financial Statements
  Item 2. Management's Discussion And Analysis Of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
SIGNATURES