Form 10-Q
period 2002-06-30
AES IRONWOOD LLC
filed 2002-08-14
CIK 1099291

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
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

AES IRONWOOD, L.L.C.
Condensed Statements of Operations,
Three and Six Months Ended June 30, 2002 and 2001
(dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
OPERATING REVENUES
Energy	$12,809	$—	$25,341	$—
OPERATING EXPENSES
Operating expenses	(6,593)	—	(12,306)
General and administrative costs	(675)	(47)	(1,132)	(144)

Operating Income (Loss)	5,541	(47)	11,903	(144)
OTHER INCOME/EXPENSE
Other Income	1,300	—	2,754
Interest income	19	89	52	350
Interest expense	(6,813)	(8)	(13,644)	(14)

NET INCOME	$47	$34	$1,065	$192

See notes to condensed financial statements.

AES IRONWOOD, L.L.C.
Condensed Balance Sheets, as of June 30, 2002 and December 31, 2001
(dollars in thousands)

	June 30, 2002	December 31, 2001
ASSETS:
Current Assets:
Cash and cash equivalents	$8,219	$7,594
Interest receivable	12	39
Prepaid expense	834	—
Accounts receivable — other	18,170	17,863
Accounts receivable — parent and affiliates	178	365
Inventory	1,233	—
Restricted cash	3,113	5,413

Total current assets	31,759	31,274
Land	1,143	1,143
Property, plant, and equipment net of accumulated depreciation of $5,040 and $85, respectively	328,616	332,519
Restricted certificate of deposit	77	77
Deferred financing costs — net of accumulated amortization of $467 and $363, respectively	3,168	3,272
Other assets	268	268

Total assets	$365,031	$368,553

LIABILITIES AND MEMBER'S DEFICIT:
Current Liabilities
Accounts payable	$2,840	$16,023
Accrued interest	2,270	2,277
Payable to affiliate	1,570	788
Payable to parent	1,170	1,161
Retention payable	11,941	11,941
Bonds payable, current portion	4,058	1,974

Total current liabilities	23,849	34,164
Subordinated loan payable to parent	—	30,000
Bonds payable	303,454	306,526

Total liabilities	$327,303	$370,690

Commitments (Notes 4 and 5)
Member's capital:
Common stock, $1 par value-10 shares authorized, none issued or outstanding	—	—
Contributed capital	38,800	—
Member's capital	(1,072)	(2,137)

Total member's capital (deficit)	37,728	(2,137)

Total liabilities and member's capital	$365,031	$368,553

See notes to condensed financial statements.

AES IRONWOOD, L.L.C.
Condensed Statement of Changes in Member's Capital
Period From December 31, 2000
Through June 30, 2002
(dollars in thousands)

	Common Stock
			Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount			Total
BALANCE DECEMBER 31, 2000	—	$—	$—	$(3,172)	$(3,172)

Net Income	—	—	—	1,035	1,035
BALANCE DECEMBER 31, 2001	—	—	—	(2,137)	(2,137)

Net Income	—	—	—	1,065	1,065
Contributed Capital	—	—	8,800	—	8,800
Conversion of Debt to Equity	—	—	30,000	—	30,000

BALANCE JUNE 30, 2002	—	$—	$38,800	$(1,072)	$37,728

See notes to condensed financial statements.

AES IRONWOOD, L.L.C.
Condensed Statements of Cash Flows for the Six Months Ended
June 30, 2002 and June 30, 2001
(dollars in thousands)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
OPERATING ACTIVITIES:
Net Income	$1,065	$192
Amortization of deferred financing costs	104	72
Depreciation	4,955	—
Change in
Interest receivable	27	78
Accrued Interest	(7)	—
Prepaid expenses	(834)	—
Other receivables	(307)	(254)
Accounts receivable — parents and affiliates	187	—
Payable to parent and affiliates	791	—
Inventory	(1,233)	—
Accounts payable	(13,183)	—

Net cash (used in) provided by operating activities	$(8,435)	$88

INVESTING ACTIVITIES:
Payments for construction in progress	$—	$(28,135)
Changes in construction related payables	—	1,699
Changes in property, plant and equipment	(1,052)	(468)
Changes in restricted cash	2,300	11,582

Net cash provided by (used in) investing activities	$1,248	$(15,322)

FINANCING ACTIVITIES:
Payment of principal on bonds payable	$(988)	$—
Proceeds from parent subordinated loan	—	15,000
Contribution from parent	8,800

Net cash provided by financing activities	$7,812	$15,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$625	$(234)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,594	445
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,219	$211

SUPPLEMENTAL DISCLOSURE:
Interest paid (net of amounts capitalized)	$13,644	$14
Conversion of Debt to Equity	30,000	—

See notes to condensed financial statements.

AES IRONWOOD, L.L.C.

Notes to Condensed Financial Statements

1.    ORGANIZATION

        AES Ironwood, L.L.C. (the "Company") was formed on October 30, 1998, in the State of Delaware, to develop, construct, own operate a 705-megawatt (MW) gas-fired, combined cycle electric generating facility in South Lebanon Township, Pennsylvania. The Company was considered dormant until June 25, 1999, at which time it consummated a project financing and certain related agreements. The facility, which was declared commercially available on December 28, 2001, consists of two Westinghouse 501 G combustion turbines, two heat recovery steam generators, and one steam turbine. The facility produces and sells electricity, as well as provides fuel conversion and ancillary services, solely to Williams Energy Marketing Company ("Williams Energy") under a power purchase agreement with a term of 20 years that commenced on December 28, 2001.

        The Company is a wholly-owned subsidiary of AES Ironwood, Inc., which is a wholly-owned subsidiary of The AES Corporation. AES Ironwood, Inc. has no assets other than its ownership interests in the Company and AES Prescott, L.L.C. AES Ironwood, Inc. has no operations and is not expected to have any operations. Its only income will be from distributions it receives from the Company and AES Prescott, L.L.C. The equity that AES Ironwood, Inc. has provided to the Company has been provided to AES Ironwood, Inc. by The AES Corporation, which owns all of the outstanding stock of AES Ironwood, Inc. The AES Corporation files quarterly and annual audited reports with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, which are publicly available, but which do not constitute a part of, and are not incorporated into, this Form 10-Q. AES Ironwood Inc.'s equity contribution obligations are required to be supported by either an insurance bond or letter of credit. Currently those obligations are supported by a letter of credit issued to the collateral agent.

        On June 25, 1999, the Company issued $308.5 million in senior secured bonds for the purpose of providing financing for the construction of the facility and to fund, through the construction period, interest payments to the bondholders. On May 12, 2000, the Company consummated an exchange offer whereby the holders of the senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds. Repayment of the bonds commenced with the quarterly payment on February 28, 2002. The amount payable in the year 2002 is approximately $1.97 million. Annual principal repayments over the life of the bonds range from 0.64% or $1.97 million to 6.92% or $21.3 million. Repayment dates are February 28, May 31, August 31, and November 30 of each year, with final payment due November 30, 2025.

        Repayments are as follows:

Year	Percentage of Original Principal Amount	Annual Payment
		(in thousands)
2002	0.64	$1,974
2003	1.54	$4,751
2004	2.06	$6,355
2005	2.28	$7,034
2006	2.32	$7,157
Thereafter	91.16	$281,229

        Pursuant to an equity subscription agreement (see Note 3), AES Ironwood, Inc. has agreed to contribute in the form of subordinated debt or equity up to approximately $50.1 million to the Company to fund construction after the bond proceeds have been fully utilized. During 2001 AES

Ironwood, Inc. issued $30 million in subordinated debt to the Company under this agreement. In January of 2002, the $30 million in subordinated debt was converted to an equity contribution. On February 26, 2002, AES Ironwood, Inc. contributed an additional $8.8 million in equity to the Company.

2.    Concentration of Credit Risk in Williams Energy and Affiliates; Related Default Provisions under the Indenture

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

        Under the power purchase agreement, in the event that Standard & Poor's Rating Services ("S&P") or Moody's Investors Service ("Moody's") rates the long-term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The Williams Companies, Inc. or an affiliate thereof, is required to replace The Williams Companies, Inc. guarantee with an alternative security that is reasonably acceptable to AES Ironwood, L.L.C. within 30 days after the loss of such investment grade rating. According to published sources, on July 23, 2002, S&P lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to "BB" from "BBB-" and on July 24, 2002, Moody's lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to "B1" from "Baa3." Accordingly, The Williams Companies, Inc.'s long-term senior unsecured debt is currently rated below investment grade by both S&P and Moody's, and is subject to further downgrade by both ratings agencies. On July 26, 2002, in response to these credit rating reductions, the Company provided notice to the trustee under the indenture governing the senior secured bonds that the credit rating of The Williams Companies, Inc. was lowered to below investment grade.

        Under Section 9.1(k) of the indenture governing the Company's senior secured bonds, it is an event of default, with respect to the PPA, if any other party thereto denies it has a material obligation under such project contract or any other party thereto defaults in respect of its obligations under such project contract, and such event would be likely to result in a material adverse effect on the Company or the Facility; provided, however, that no such events shall be an event of default under the indenture if within 90 days from the occurrence of such event (A) the other party resumes performance or enters into an alternative agreement with the Company or (B) the Company enters into a replacement contract or contracts with another party or parties which (1) contains, as certified by the Company, substantially equivalent terms and conditions or, if such terms and conditions are no longer available on a commercially reasonable basis, the terms and conditions then available on a commercially reasonable basis and (2) either (I) the Company provides to the trustee and the collateral agent a ratings reaffirmation from each rating agency or (II) the Company certifies that it would, after giving effect to the alternative agreement, maintain a projected minimum senior debt service coverage ratio for each year during the remaining term of the senior secured bonds equal to or greater than the lesser of (x) the projected minimum annual senior debt service coverage ratio which would have been in effect had performance under the original project contract continued and (y) 1.25 to 1.0 or (C) the Company delivers to the trustee and collateral agent a power marketing plan and obtains a ratings reaffirmation from each ratings agency.

        As contemplated by the indenture and the power purchase agreement, the Company requested in writing that the Williams Companies, Inc. provide replacement security acceptable to the Company in accordance with the terms of the power purchase agreement. If Williams Energy has not provided credit support acceptable to the Company by August 23, 2002, the Company has the right to terminate the PPA.

        There can be no assurances as to the Company's ability to generate sufficient cash flow to cover operating expenses or its debt service obligations in the absence of a long-term power purchase agreement with Williams Energy.

3.    BASIS OF PRESENTATION

        In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the interim periods presented herein, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the three and six month periods presented herein are not necessarily indicative of the results of operations to be expected for the full year or future periods.

        As noted above, the facility became commercially available on December 28, 2001. Prior to December 28, 2001, the facility was under construction and the Company was a development stage company. Accordingly, the results of operations and cash flows for the three and six months ended June 30, 2002 and 2001 are not comparable. Undue reliance should not be placed upon a period by period comparison.

        As of June 30, 2002, accounts receivable—other of approximately $18.2 million consists of unpaid invoices from Williams Energy for operations of $5.6 million, from Siemens Westinghouse for fuel and electricity reimbursables of $10.7 million, for interconnection and contract settlement of $1.4 million, and from the construction contractor of $500 thousand. As of December 31, 2001, accounts receivable—other was approximately $17.9 million and consisted of unpaid invoices from Williams Energy for operations and related services of $3.0 million, from Siemens Westinghouse for fuel and electricity reimbursables and related services of $11.5 million, from the construction contractor of $3.0 million, and from other sources of $400 thousand.

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

4.    EQUITY SUBSCRIPTION AGREEMENT

        The Company, along with AES Ironwood, Inc., has entered into an equity subscription agreement, pursuant to which AES Ironwood, Inc. has agreed to contribute up to approximately $50.1 million to the Company to fund project costs. This amount is secured by an acceptable letter of credit issued by a financial institution that has recourse to the AES Corporation. In the event there is a drawing on such letter of credit AES Ironwood, Inc. will fund these amounts as they come due upon the earlier of (a) expenditure of all funds that have been established for construction or (b) the occurrence, and during the continuation of, an event of default, as defined under the indenture governing its senior secured bonds. A portion of this equity requirement may be made in the form of affiliate debt, between AES Ironwood, Inc. and the Company, which would be subordinate to the senior secured bonds.

        At December 31, 2001, AES Ironwood, Inc. had issued $30 million in subordinated debt to AES Ironwood, L.L.C. under the equity subscription agreement. In January of 2002, the $30 million in subordinated debt to the Company was converted to an equity contribution. On February 26, 2002, AES Ironwood, Inc. contributed an additional $8.8 million in equity to the Company.

5.    POWER PURCHASE AGREEMENT

        The Company and Williams Energy have entered into a power purchase agreement for the sale of all electric energy and capacity produced by the facility, as well as ancillary and fuel conversion services. The term of the power purchase agreement is 20 years, which commenced on the date of commercial availability, December 28, 2001. Payment obligations to the Company are guaranteed by The Williams Companies, Inc. Such payment obligations under the guarantee are capped at an amount equal to 125% of the sum of the principal amount of the senior secured bonds plus the maximum debt service reserve account required balance.

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

        Under the power purchase agreement, in the event that Standard and Poor's Rating Services ("S&P") or Moody's Investors Service ("Moody's") rates the long-term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The Williams Companies, Inc. is required to replace The Williams Companies, Inc. guarantee with an alternative security that is acceptable to the Company within 30 days after the loss of such investment grade rating. According to published sources, on July 23, 2002, S&P lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to "BB" from "BBB-", and further lowered such rating to "B" on July 25, 2002. On July 24, 2002, Moody's lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. "B1" from "Baa3," Accordingly, The Williams Companies, Inc.'s long-term senior unsecured debt is currently rated below investment grade by both S&P and Moody's, and is subject to further downgrade by both ratings agencies. On July 26, 2002, in response to these credit rating reductions, the Company provided notice to the trustee under the indenture governing the senior secured bonds that the credit rating of The Williams Companies, Inc. was lowered to below investment grade. As contemplated by the indenture and the power purchase agreement, the Company requested in writing that The Williams Companies, Inc. provide replacement security acceptable to the Company in accordance with the terms of the power purchase agreement. If Williams Energy has not provided credit support acceptable to the Company by August 23, 2002, the Company has the right to terminate the PPA.

        The Company has entered into arbitration with Williams Energy to resolve certain disputes regarding the proper interpretation of certain provisions of the power purchase agreement relating to amounts claimed by the Company to be payable by Williams Energy. During the six months ended June 30, 2002, Williams Energy has withheld or offset from amounts invoiced by the Company amounts that Williams Energy believes were improperly invoiced based on Williams Energy's interpretation of the power purchase agreement. Such withheld or offset amounts equal approximately $433,000 and are included within accounts receivable—other. While the Company believes that its interpretation of the power purchase agreement is correct, the Company cannot predict the outcome of this matter.

6.    COMMITMENTS AND CONTINGENCIES

        Construction—The Company entered into a fixed-price turnkey construction agreement with Siemens Westinghouse for the design, engineering, procurement and construction of the facility. Siemens Westinghouse provided the Company, with specific combustion turbine maintenance services and spare parts for an initial term of between eight and ten years under a maintenance service agreement. The fees assessed by Siemens Westinghouse will be based on the number of Equivalent Base Load Hours accumulated by the applicable Combustion Turbine as adjusted for inflation.

        As of June 30, 2002 and December 31, 2001, the Company was liable to Siemens Westinghouse for a retention payment as part of the total contract price due at the completion of the contract for approximately $11.9 million. This amount is recorded within current liabilities in the accompanying balance sheets.

        The Company has entered into arbitration with the Siemens-Westinghouse to resolve a dispute regarding which party is responsible for the payment of the cost of electricity and natural gas used by the project during certain periods prior to December 28, 2001, the date of commencement of commercial operations. The disputed costs total approximately $10.6 million, which are included within accounts receivable—other. Any amounts not recovered will be treated as increases to property, plant and equipment. The Company is confident that the terms of the construction agreement are specific with regard to the Contractor's liability, and expects to recover the amounts in dispute.

        Water Supply—The Company has entered into a contract with the City of Lebanon Authority for the purchase of 50 percent of the water use of the facility. The contract has a term of 25 years. Costs associated with the use of water by the facility under this contract are based on gallons used per day at prices specified under the contract terms. The Company has also entered into an agreement with Pennsy Supply, Inc. which will provide the remaining 50 percent of the water use of the facility.

        Interconnection Agreement—The Company has entered into an interconnection agreement with GPU Energy to transmit the electricity generated by the facility to the transmission grid so that it may be sold as prescribed under the Company's power purchase agreement. The agreement is in effect for the life of the facility; however it may be terminated by mutual consent of both GPU Energy and the Company under certain circumstances as detailed in the agreement. Costs associated with the agreement are based on electricity transmitted via GPU Energy at a variable price, and the tariff imposed by the Pennsylvania/New Jersey/Maryland power pool market, as charged by GPU Energy to AES Ironwood, L.L.C., which is comprised of both service cost and asset recovery cost, as determined by GPU Energy and approved by the Federal Energy Regulatory Commission.

        Letter of Credit—AES Ironwood, Inc. has an obligation to post security in relation to its funding obligations under the equity subscription agreement. The initial amount of a surety bond provided under this agreement was $50.1 million. As of July 10, 2002, the surety bond was replaced by an acceptable letter of credit in the amount of $9.1 million.

7.    NEW ACCOUNTING PRONOUNCEMENTS

        Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting For Derivative Instruments And Hedging Activities", which, as amended, establishes new accounting and reporting standards for derivative instruments and hedging activities.

        The Company produces and sells electricity, as well as provides fuel conversion and ancillary services, solely to Williams under the power purchase agreement.

        The Company does not believe that the power purchase agreement meets the definition of a derivative under SFAS 133 and, as such should not be accounted for as a derivative.

        The Company has no other contracts that meet the definition of a derivative or an embedded derivative under SFAS No. 133. Therefore, there is no impact on the Company's financial statements as of January 1, 2001, December 31, 2001 or for the period ending June 30, 2002.

        In July 2001, the FASB issued SFAS No. 143, entitled "Accounting for Asset Retirement Obligations". This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with long-lived assets. The Company has not determined the effects of this standard on its financial reporting.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and generally are to be applied prospectively. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 provides guidance for developing estimates of future flows used to test assets for recoverability, requires that assets to be disposed of be classified as held for sale when certain criteria are met. The statement also extends the reporting of discontinued operations to all components of an entity and provides guidance for recognition of a liability for obligations associated with a disposal activity. The Company believes that the initial adoption of the provisions of SFAS No. 144 did not have any material impact on its financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with the sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company's consolidated financial statements.

        In June 2002, the FASB issued SFAS No, 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. This standard will be accounted for prospectively.

8.    SENIOR SECURED BONDS RATINGS

        In an action related to the ratings downgrade of The Williams Companies, Inc., S&P lowered its ratings on the Company's senior secured bonds to "BB-" from "BBB-" on July 26, 2002 and placed the rating on credit watch with developing implications. Additionally, on July 25, 2002, Moody's indicated that its ratings on the Company's senior secured bonds were placed under review for possible downgrade. The Company does not believe that such ratings downgrades will have any direct or immediate effect on the Company as none of the financing documents or project contracts have provisions that are triggered by a reduction of the ratings on the bonds.

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

        All statements other than of historical facts included herein, including those regarding market trends, the Company's financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors outside of the Company's control that may cause the actual results or performance of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, among others, the following:

  •
  unexpected problems relating to the performance of the facility,
  •
  the financial condition of third parties on which we depend, including in particular Williams Energy, Inc., the power purchaser and fuel supplier under the power purchase agreement, and The Williams Companies, Inc., the guarantor of Williams Energy's performance under the power purchase agreement,
  •
  the continued performance of Williams Energy, Inc. under the power purchase agreement,
  •
  the ability of The Williams Companies, Inc. or its affiliates to avoid a default under power purchase agreement by providing adequate security to replace their guarantee of Williams Energy's performance under the power purchase agreement,
  •
  the Company's ability to find a replacement power purchaser on favorable or reasonable terms, if necessary,
  •
  an adequate merchant market after the expiration of the power purchase agreement,
  •
  capital shortfalls and access to additional capital on reasonable terms, or in the event that the power purchase agreement is terminated,
  •
  inadequate insurance coverage,
  •
  unexpected expenses or lower than expected revenues,
  •
  environmental and regulatory compliance,
  •
  terrorist acts and adverse reactions to United States anti-terrorism activities, and
  •
  the additional factors that are unknown to the Company or beyond its control.

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

Energy Revenues

        The Company generates energy revenues under its power purchase agreement with Williams Energy. During the 20-year term of the agreement, the Company expects to sell electric energy and capacity produced by the facility, as well as ancillary and fuel conversion services. Under the power purchase agreement, the Company generates revenues from meeting (1) base electrical output guarantees and (2) heat rate rebates through efficient electrical output.

        Upon its expiration, or in the event that the power purchase agreement is terminated prior its 20- year term, the Company would seek to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short- or long-term power purchase or similar agreements. There can be no assurances as to the whether such efforts would be successful.

Operating Expenses

        Under an agreement with AES Prescott, L.L.C., we are required to reimburse all operator costs on a monthly basis. Operator costs generally consist of all direct costs and overhead. Additionally, an operator fee of $400,000, subject to annual adjustment, is payable on each bond payment date.

Performance Guarantees

Electrical Output

        If the average net electrical output of the facility at provisional acceptance or interim acceptance, whichever is the earlier to occur, is less than the natural gas-based electrical output guarantee, then Siemens Westinghouse must pay the Company, as a rebate, and not as liquidated damages, for each day during the interim period, an amount equal to $0.22 per day for each kilowatt by which the average net electrical output is less than the natural gas-based electrical output guarantee. During performance testing, output was calculated to be 37,853.91 kilowatts less than the natural gas-based electrical output guarantee. Accordingly, the daily charge for this amount has been calculated at $8,327.86 per day.

        At the conclusion of the April outage, Siemens Westinghouse retested the facility and achieved no improvement in electrical output. The daily charge for electrical output shortfall remained at $8,327.86 per day through June 30, 2002.

        Upon final acceptance, if the average net electrical output of our facility during the natural gas-fired portion of the completed performance test is less than the natural gas-based electrical output guarantee, then Siemens Westinghouse must pay to the Company, as a bonus, an amount equal to $550 for each kilowatt by which the average net electrical output is less than the natural gas-based electrical output guarantee.

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

        At the conclusion of the April outage Siemens Westinghouse retested the facility and achieved an improvement in heat rate. During performance testing heat rate was calculated to be 70.87 BTU/KwH less than the natural gas-based natural heat rate guarantee. The daily charge for this amount has been calculated at $3,118.28 per day. The improvement in heat rate commenced on May 23, 2002, and the lesser amount was invoiced to Siemens Westinghouse from that date until June 30, 2002.

        For the three and six month periods ended June 30, 2002, we have invoiced Siemens Westinghouse approximately $1.3 million and $1.45 million respectively in electrical output and heat rate rebates. The amounts invoiced for the months of January through May have been paid by Siemens Westinghouse and are included in other income. At June 30, 2002, Siemens owed approximately $343,000 in rebates, the amount invoiced June 30, 2002 for the month of June. This amount is reflected in accounts receivable—other.

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

New Accounting Pronouncements

        Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting For Derivative Instruments And Hedging Activities," which, as amended, establishes new accounting and reporting standards for derivative instruments and hedging activities.

        The Company will produce and sell electricity, as well as provide fuel conversion and ancillary services, solely to Williams under the power purchase agreement.

        The Company does not believe that the power purchase agreement meets the definition of a derivative under SFAS 133 and, as such should not be accounted for as a derivative.

        The Company has no other contracts that meet the definition of a derivative or an embedded derivative under SFAS No. 133. Therefore, there is no impact on the Company's financial statements as of January 1, 2001, December 31, 2001 or for the period ending June 30, 2002.

        In July 2001, the FASB issued SFAS No. 143, entitled "Accounting for Asset Retirement Operations. This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with long lived-assets. The Company has not determined the effects of this standard on its financial reporting.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and generally are to be applied prospectively. This statement addresses financial accounting and reporting for the impairment or disposal of long—lived assets. SFAS No. 144 provides guidance for developing estimates of future flows used to test assets for recoverability, requires that assets to be disposed of be classified as held for sale when certain criteria are met. The statement also extends the reporting of discontinued operations to all components of an entity and provides guidance for recognition of a liability for obligations associated with a disposal activity. The Company believes that the initial adoption of the provisions of SFAS No. 144 did not have any material impact on its financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with the sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company's consolidated financial statements.

        In June 2002, the FASB issued SFAS No, 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. This standard will be accounted for prospectively.

Equity Contributions / Subordinated Debt

        Under the equity subscription agreement, AES Ironwood, Inc. is obligated to contribute up to approximately $50.1 million to the Company to fund project costs, in the form of equity contributions or subordinated debt. AES Ironwood, Inc.'s obligation to make the contributions is, and will be, supported by an acceptable letter of credit. During 2001, AES Ironwood, Inc. provided subordinated debt to the Company under this agreement. In January of 2002, the $30 million in subordinated debt was converted to an equity contribution. On February 26, 2002, Ironwood contributed an additional $8.8 million in equity to the Company.

Results of Operations

  For the Three Months Ended June 30, 2002

        As noted above, the facility became commercially operational on December 28, 2001. Prior to December 28, 2001, the facility was under construction and the Company was a development stage company. Accordingly, the results of operations, the financial condition and cash flows for the six months ended June 30, 2002 and 2001, and as of June 30, 2002 and December 31, 2001, are not

comparable. As a result, only the results of operations for the three and six months ended June 30, 2002 are provided.

        Operating revenues for the three months ended June 30, 2002 were approximately $12.81 million. This amount consists of capacity payments of approximately $3.93 million per month. The remainder consists of fuel conversion and heat rate bonus payments.

        Operating expenses for the three months ended June 30, 2002 were approximately $6.6 million. Operating expenses consist of management fees and reimbursable operating and maintenance expenses paid to AES Prescott, L.L.C.

        General and administrative costs for the three months ended June 30, 2002, were $675,000 compared to $47,000 for the comparable period of the prior calendar year. These costs did not directly relate to construction and are included as expenses in the Statement of Operations. The increase is due to the facility being operational in the first and second quarters of 2002.

        For the three months ended June 30, 2002 interest income earned on invested funds was $19,000 compared to $89,000 for the comparable period of the prior calendar year. The decrease is due to the proceeds applied in the construction of the facility.

        For the three months ended June 30, 2002 interest costs incurred on the bond proceeds was $6.8 million compared to $8,000 for the comparable period of the prior year. The increase is due to expensing interest payments in 2002, and capitalizing payments in the comparable period of the prior year.

        As a result of the foregoing, the Company had a net income of $47,000 for the three months ended June 30, 2002.

  For the Six Months Ended June 30, 2002

        Operating revenues for the six months ended June 30, 2002 were approximately $25.34 million. This amount consists of capacity payments of approximately $3.93 million per month. The remainder consists of fuel conversion and heat rate bonus payments.

        Operating expenses for the six months ended June 30, 2002 were approximately $12.31 million. Operating expenses consist of management fees and reimbursable operating and maintenance expenses paid to AES Prescott, L.L.C.

        General and administrative costs for the six months ended June 30, 2002, were $1,132,000 compared to $144,000 for the comparable period of the prior calendar year. These costs did not directly relate to construction and are included as expenses in the Statement of Operations. The increase is due to the facility being operational in the first and second quarters of 2002.

        Proceeds from the sale of senior secured bonds that had not yet been expended on the construction were recorded as investments held by the trustee. For the six months ended June 30, 2002 interest income earned on invested funds was $52,000 compared to $350,000 for the comparable period of the prior calendar year. The decrease is due to the proceeds applied in the construction of the facility.

        For the six months ended June 30, 2002 interest costs incurred on the bond proceeds was $13.6 million compared to $14,000 for the comparable period of the prior year. The increase is due to expensing interest payments in 2002, and capitalizing payments in the comparable period of the prior year.

        As a result of the foregoing, the Company had a net income of $1.07 million for the six months ended June 30, 2002.

Liquidity and Capital Resources

        The Company believes that the net proceeds from the sale of the senior secured bonds, together with the equity contribution, has been sufficient to (1) fund the engineering, procurement, construction, testing and commissioning of the Company's facility until it is placed in commercial operation, (2) pay certain fees and expenses in connection with the financing and development of the Company's project and (3) pay project costs, including interest on the senior secured bonds. Revenues currently depend on the power purchase agreement Upon its expiration, or in the event that the power purchase agreement is terminated prior its 20 year term, the Company's liquidity would be dependent on its ability to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short- or long-term power purchase or similar agreements. There can be no assurances that such efforts will be successful or that the Company will be able to generate sufficient cash flow to cover operating expenses or its debt service obligations in the absence of a long-term power purchase agreement.

        In order to provide liquidity in the event of cash flow shortfalls, the Company has entered into a Debt Service Reserve Letter of Credit and Reimbursement Agreement. Under this agreement, a Debt Service Reserve Letter of Credit was issued on the commercial operation date, December 28, 2001. The amount of the Debt Service Reserve Letter of Credit equals six months of scheduled payments of principal and interest (approximately $17.3 million as of June 30, 2002) on the bonds.

        The Company had original commitments to the general contractor totaling $241 million arising from the construction of its facility of which $239 million had been paid as of June 30, 2002. The balance to be paid has been funded in a restricted bank account with the collateral agent.

        The Company has entered into arbitration with Williams Energy to resolve certain disputes regarding the proper interpretation of certain provisions of the power purchase agreement relating to amounts claimed by the Company to be payable by Williams Energy. During the six months ended June 30, 2002, Williams Energy has withheld or offset from amounts invoiced by the Company amounts that Williams Energy believes were improperly invoiced based on Williams Energy's interpretation of the power purchase agreement. Such withheld or offset amounts equal approximately $433,000 and are included within accounts receivable-other. While the Company believes that its interpretation of the power purchase agreement is correct, the Company cannot predict the outcome of this matter.

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

        Under the power purchase agreement, in the event that Standard & Poor's Rating Services ("S&P") or Moody's Investors Service ("Moody's") rates the long-term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The Williams Companies, Inc. or an affiliate thereof, is required to replace The Williams Companies, Inc. guarantee with an alternative security that is reasonably acceptable to AES Ironwood, L.L.C. within 30 days after the loss of such investment grade rating. According to published sources, on July 23, 2002, S&P lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to "BB" from "BBB-" and on July 24, 2002, Moody's lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to "B1" from "Baa3." Accordingly, The Williams Companies, Inc.'s long-term senior unsecured debt is currently rated below investment grade by both S&P and Moody's, and is subject to further downgrade by both ratings agencies. On July 26, 2002, in response to these credit rating reductions, the Company provided notice to the trustee under the indenture governing the senior secured bonds that the credit rating of The Williams Companies, Inc. was lowered to below investment grade.

        Under Section 9.1(k) of the indenture governing the Company's senior secured bonds, it is an event of default, with respect to the PPA, if any other party thereto denies it has a material obligation under such project contract or any other party thereto defaults in respect of its obligations under such project contract, and such event would be likely to result in a material adverse effect on the Company or the Facility; provided, however, that no such events shall be an event of default under the indenture if within 90 days from the occurrence of such event (A) the other party resumes performance or enters into an alternative agreement with the Company or (B) the Company enters into a replacement contract or contracts with another party or parties which (1) contains, as certified by the Company, substantially equivalent terms and conditions or, if such terms and conditions are no longer available on a commercially reasonable basis, the terms and conditions then available on a commercially reasonable basis and (2) either (I) the Company provides to the trustee and the collateral agent a ratings reaffirmation from each rating agency or (II) the Company certifies that it would, after giving effect to the alternative agreement, maintain a projected minimum senior debt service coverage ratio for each year during the remaining term of the senior secured bonds equal to or greater than the lesser of (x) the projected minimum annual senior debt service coverage ratio which would have been in effect had performance under the original project contract continued and (y) 1.25 to 1.0 or (C) the Company delivers to the trustee and collateral agent a power marketing plan and obtains a ratings reaffirmation from each ratings agency.

        As contemplated by the indenture and the power purchase agreement, the Company requested in writing that The Williams Companies, Inc. provide replacement security acceptable to the Company in accordance with the terms of the power purchase agreement.

        There can be no assurances as to the Company's ability to generate sufficient cash flow to cover operating expenses or its debt service obligations in the absence of a long-term power purchase agreement with Williams Energy.

Business Strategy and Outlook

        The Company's overall business strategy is to market and sell all of its net capacity, fuel conversion and ancillary services to Williams Energy during the 20-year term of the power purchase agreement. After expiration or in the event of an early termination of the power purchase agreement, the Company anticipates selling its facility's capacity, ancillary services and energy in the spot market or under a short or long term power purchase agreement or into the Pennsylvania/New Jersey/Maryland power pool market. The Company intends to cause its facility to be managed, operated and maintained in compliance with the project contracts and all applicable legal requirements.

Critical Accounting Policies

General

        The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. As such, it is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are most critical to understanding and evaluating its reported financial results include the following: Property Plant and Equipment; Long-Lived Assets and Contingencies.

Property, Plant and Equipment

        Property, plant and equipment is recorded at cost and is depreciated over its useful life. The estimated lives of our equipment and generation facilities range from 5 to 40 years. A significant decrease in the estimated useful life of a material amount of our property, plant or equipment could have a material adverse impact on our operating results in the period in which the estimate is revised and subsequent periods.

Long-Lived Assets

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

Contingencies

        We have entered into arbitration with the Contractor over a dispute about which party is responsible for the payment of the cost of electricity and natural gas used by the project during certain periods prior to the December 28, 2001 commercial acceptance. The costs total approximately $10.6 million, which is included within accounts receivable—other. Any amounts not recovered will be treated as increases to property, plant and equipment, and will only affect future profitability in the form of increased depreciation, allocated over forty years. We believe that the construction contract is clear in respect of contractor's liability for fuel cost and electricity reimbursement and that we will be successful in recovering the disputed amounts.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's market risks are not materially different from those market risks described in it's annual report on Form 10-K for the fiscal year ended December 31, 2001.

PART II.

Item 5. OTHER INFORMATION

        In an action related to the ratings downgrade of The Williams Companies, Inc, S&P lowered its ratings on the Company's senior secured bonds to "BB-" from "BBB-" on July 26, 2002 and placed the rating on creditwatch with developing implications. Additionally, on July 25, 2002, Moody's indicated that its ratings on the Company's senior secured bonds were placed under review for possible downgrade. The Company does not believe that such ratings downgrades will have any direct or immediate effect on the Company as none of the Financing Documents or Project Contracts have provisions that are triggered by a reduction of the ratings on the Bonds.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the quarter ended June 30, 2002. However, on July 29, 2002, the Company filed a Form 8-K (Item 5) with respect to the ratings downgrade of The Williams Companies, Inc. and a related notice provided to the trustee under the indenture governing the Company's senior secured bonds. The July 29, 2002 Form 8-K did not include any financial statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AES IRONWOOD, L.L.C.
Date: August 14, 2002	By:	/s/ PETE NORGEOT Pete Norgeot President
Date: August 14, 2002	By:	/s/ MICHAEL CARLSON Michael Carlson Vice President and Chief Financial Officer (and principal accounting officer)