Form 10-Q
period 2002-09-30
AES IRONWOOD LLC
filed 2002-11-14
CIK 1099291

Use these links to rapidly review the document
AES IRONWOOD, L.L.C. TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
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

AES IRONWOOD, L.L.C.
Condensed Statements of Operations,
Three and Nine Months Ended September 30, 2002 and 2001
(dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
OPERATING REVENUES
Energy	$14,528	$—	$39,869	$—
OPERATING EXPENSES
Operating expenses	(7,557)	—	(19,863)	—
General and administrative costs	(852)	(111)	(1,984)	(255)

Operating Income (Loss)	6,119	(111)	18,022	(255)
OTHER INCOME/EXPENSE
Other income	489	—	3,243	—
Interest income	45	50	97	400
Interest expense	(6,805)	—	(20,449)	(14)

NET (LOSS) INCOME	$(152)	$(61)	$913	$131

See notes to condensed financial statements.

AES IRONWOOD, L.L.C.
Condensed Balance Sheets,
as of September 30, 2002 and December 31, 2001
(dollars in thousands)

	September 30, 2002	December 31, 2001
ASSETS:
Current Assets:
Cash and cash equivalents	$4,298	$7,594
Interest receivable	12	39
Prepaid expense	589	—
Accounts receivable net	17,905	17,863
Accounts receivable — parent and affiliates	61	365
Inventory	1,125	—
Restricted cash	5,560	5,413

Total current assets	29,550	31,274
Land	1,143	1,143
Property, plant, and equipment net of accumulated depreciation of $7,865 and $85	330,493	332,519
Restricted Certificate of deposit	77	77
Deferred financing costs — net of accumulated amortization of $527 and $363, respectively	3,108	3,272
Other assets	268	268

Total assets	$364,639	$368,553

LIABILITIES AND MEMBER'S CAPITAL (DEFICIT)
Current Liabilities
Accounts payable	$4,650	$16,023
Accrued interest	2,266	2,277
Payable to parent and affiliates	1,188	1,979
Retention payable	11,941	11,941
Bonds payable, current portion	4,058	1,974

Total current liabilities	24,103	34,164
Subordinated loan payable to parent	—	30,000
Bonds payable	302,960	306,526

Total liabilities	$327,063	$370,690

Commitments (Notes 4, 5 and 6)
Member's capital (deficit):
Common stock, $1 par value-10 shares authorized, none issued or outstanding	—	—
Contributed capital	38,800	—
Member's deficit	(1,224)	(2,137)

Total member's capital (deficit)	37,576	(2,137)

Total liabilities and member's capital	$364,639	$368,553

See notes to condensed financial statements.

AES IRONWOOD, L.L.C.
Condensed Statement of Changes in Member's Capital
Period From December 31, 2000
Through September 30, 2002
(dollars in thousands)

	Common Stock
			Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount			Total
BALANCE DECEMBER 31, 2000	—	$—	$—	$(3,172)	$(3,172)

Net income	—	—	—	1,035	1,035
BALANCE DECEMBER 31, 2001	—	—	—	(2,137)	(2,137)

Net income	—	—	—	913	913
Contributed capital	—	—	8,800	—	8,800
Conversion of debt to equity	—	—	30,000	—	30,000

BALANCE SEPTEMBER 30, 2002	—	$—	$38,800	$(1,224)	$37,576

See notes to condensed financial statements.

AES IRONWOOD, L.L.C.
Condensed Statements of Cash Flows for the Nine Months Ended
September 30, 2002 and September 30, 2001
(dollars in thousands)

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
OPERATING ACTIVITIES:
Net income	$913	$131
Amortization of deferred financing costs	164	109
Depreciation	7,780	—
Change in
Interest receivable	27	79
Accrued interest	(11)	—
Prepaid expenses	(589)	—
Receivables	(42)	(8,019)
Accounts receivable — parents and affiliates	304	—
Payable to parent and affiliates	(761)	—
Inventory	(1,125)	—
Accounts payable	(11,373)	—

Net cash used in operating activities	$(4,713)	$(7,700)

INVESTING ACTIVITIES:
Payments for construction in progress	$—	$(28,833)
Changes in construction related payables	—	4,586
Purchases of property, plant and equipment	(5,754)	(464)
Changes in restricted cash	(147)	10,244
Purchase of other assets	—	14

Net cash used in investing activities	$(5,901)	$(14,453)

FINANCING ACTIVITIES:
Payment of principal on bonds payable	$(1,482)	$—
Proceeds from parent subordinated loan	—	25,000
Contribution from parent	8,800	—

Net cash provided by financing activities	$7,318	$25,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(3,296)	$2,847

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,594	445
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,298	$3,292

SUPPLEMENTAL DISCLOSURE:
Interest paid (net of amounts capitalized)	$20,386	$14
Conversion of debt to equity	30,000	—

See notes to condensed financial statements.

AES IRONWOOD, L.L.C.
Notes to Condensed Financial Statements

1.    ORGANIZATION

        AES Ironwood, L.L.C. (the "Company") was formed on October 30, 1998 in the State of Delaware, to develop, construct, own, operate and maintain a 705-megawatt (MW) gas-fired, combined cycle electric generating facility in South Lebanon Township, Pennsylvania. The Company was considered dormant until June 25, 1999, at which time it consummated a project financing and certain related agreements. The facility, which was declared commercially available on December 28, 2001, consists of two Westinghouse 501 G combustion turbines, two heat recovery steam generators, and one steam turbine. The facility produces and sells electricity and provides fuel conversion and ancillary services, solely to Williams Energy Marketing & Trading Company ("Williams Energy") under a power purchase agreement with a term of 20 years that commenced on December 28, 2001.

        The Company is a wholly-owned subsidiary of AES Ironwood, Inc., which is a wholly-owned subsidiary of The AES Corporation. AES Ironwood, Inc. has no assets other than its ownership interests in the Company and AES Prescott, L.L.C. AES Ironwood, Inc. has no operations and is not expected to have any operations. Its only income will be from distributions it receives from the Company and AES Prescott, L.L.C. The equity that AES Ironwood, Inc. has provided to the Company has been provided to AES Ironwood, Inc. by The AES Corporation. The AES Corporation files quarterly and annual reports with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, which are publicly available, but do not constitute a part of, and are not incorporated into, this Form 10-Q. AES Ironwood Inc.'s equity contribution obligations are required to be supported by either an insurance bond or letter of credit. Currently those obligations are supported by a letter of credit issued to the collateral agent.

        On June 25, 1999, the Company issued $308.5 million in senior secured bonds for the purpose of providing financing for the construction of the facility and to fund, through the construction period, interest payments to the bondholders. On May 12, 2000, the Company consummated an exchange offer whereby the holders of the senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds. Repayment of the bonds commenced with the quarterly payment on February 28, 2002. The amount payable in the year 2002 is approximately $1.97 million. Annual principal repayments over the life of the bonds range from 0.64% or $1.97 million to 6.92% or $21.3 million. Repayment dates are February 28, May 31, August 31, and November 30 of each year, with the final payment due November 30, 2025.

        Repayments are as follows:

Year	Percentage of Original Principal Amount	Annual Payment
		(in thousands)
2002	0.64	$1,974
2003	1.54	$4,751
2004	2.06	$6,355
2005	2.28	$7,034
2006	2.32	$7,157
Thereafter	91.16	$281,229

        In an action related to the ratings downgrade of The Williams Companies, Inc. (parent company of Williams Energy, who is obligated to provide the guarantee referred to in Note 2), Standard and Poor's Rating Service ("S&P') lowered its ratings on the Company's senior secured bonds to "BB-" from "BBB-" on July 23, 2002 and placed the rating on credit watch with developing implications. Additionally, on July 24, 2002, Moody's Investor Services ("Moody's") indicated that its ratings on the

Company's senior secured bonds were placed under review for possible downgrade. The Company does not believe that such ratings downgrades will have any direct or immediate effect on the Company as none of the financing documents or project contracts have provisions that are triggered by a reduction of the ratings on the bonds.

        Pursuant to an equity subscription agreement (see Note 4), AES Ironwood, Inc. has agreed to contribute in the form of subordinated debt or equity up to approximately $50.1 million to the Company to fund construction after the bond proceeds have been fully utilized. During 2001, AES Ironwood, Inc. issued $30 million in subordinated debt to the Company under this agreement. In January of 2002, the $30 million in subordinated debt was converted to an equity contribution. On February 26, 2002, AES Ironwood, Inc. contributed an additional $8.8 million in equity to the Company.

2.    CONCENTRATION OF CREDIT RISK IN WILLIAMS ENERGY AND AFFILIATES

        Currently, Williams Energy is the Company's sole customer for purchases of capacity, ancillary services, and energy, and the Company's sole source for fuel. Williams Energy's payments under the power purchase agreement are expected to provide all of the Company's operating revenues during the term of the power purchase agreement. It is uncertain whether the Company would be able to find another purchaser or fuel source on similar terms for the Company's facility if Williams Energy were not performing under the power purchase agreement. Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the power purchase agreement would have a severe impact on the Company's operations. The payment obligations of Williams Energy under the power purchase agreement are guaranteed by The Williams Companies, Inc. The payment obligations of The Williams Companies, Inc. are capped at an amount equal to 125% of the sum of the principal amount of the Company's senior secured bonds, plus the maximum debt service reserve account balance. (See Note 5)

3.    BASIS OF PRESENTATION

        In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the interim periods presented herein, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the three and nine month periods presented herein are not necessarily indicative of the results of operations to be expected for the full year or future periods.

        As noted above, the facility became commercially available on December 28, 2001. Prior to December 28, 2001, the facility was under construction and the Company was a development stage company. Accordingly, the results of operations and cash flows for the three and nine months ended September 30, 2002 and 2001 are not comparable. Undue reliance should not be placed upon a period by period comparison. Certain 2001 amounts have been reclassified in the condensed financial statements to conform with the 2002 presentation.

        The Company generates energy revenues under its power purchase agreement with Williams Energy. During the 20-year term of the agreement, the Company expects to sell electric energy and capacity produced by the facility, as well as ancillary and fuel conversion services. Under the power purchase agreement, the Company also generates revenues from meeting (1) base electrical output guarantees and (2) heat rate rebates through efficient electrical output. Revenues from the sales of electric energy and capacity are recorded based on output delivered and capacity provided at rates as specified under contract terms. Revenues for ancillary and other services are recorded when the services are rendered.

        As of September 30, 2002, accounts receivable of approximately $18.0 million consists of unpaid invoices from Williams Energy for operations of $6.8 million, from Siemens- Westinghouse for fuel and electricity reimbursables of $10.7 million, and from the construction contract of $500 thousand. As of December 31, 2001, accounts receivable was approximately $17.9 million and consisted of unpaid invoices from Williams Energy for operations and related services of $3.0 million, from Siemens-Westinghouse for fuel and electricity reimbursables and related services of $11.5 million, from the construction contract of $3.0 million, and from other sources of $400 thousand. As described in Notes 5 and 6 a significant portion of accounts receivable are in dispute. As of September 30, 2002 the arbitrated amounts are approximately $10.7 million in respect of the Siemens-Westinghouse arbitration and $2.4 million in respect of the Williams Energy arbitration. Of the $2.4 in respect of the arbitration with Williams Energy approximately $1.2 million involves a dispute over reimbursement of payment for capital assets. The failure to recover this cost would result in an addition to property, plant, and equipment, with no effect on revenues. The remaining $1.2 million is in respect of a difference between the parties regarding the calculation of certain components of revenue under the power purchase agreement. The failure to recover these amounts would result in a charge to earnings. In anticipation of such a failure, the Company has recorded a reserve in the third quarter to reflect the net amount that management believes will be ultimately recovered. As of December 31, 2001 the arbitrated amounts are approximately $10.7 million in respect of the Siemens-Westinghouse arbitration in respect of reimbursement of fuel and electric costs.

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

4.    EQUITY SUBSCRIPTION AGREEMENT

        The Company, along with AES Ironwood, Inc., has entered into an equity subscription agreement, pursuant to which AES Ironwood, Inc. has agreed to contribute up to approximately $50.1 million to the Company to fund project costs. This amount is secured by an acceptable letter of credit issued by a financial institution that has recourse to the AES Corporation. In the event there is a drawing on such letter of credit, AES Ironwood, Inc. will fund these amounts as they come due upon the earlier of (a) expenditure of all funds that have been established for construction or (b) the occurrence, and during the continuation of, an event of default, as defined under the indenture governing its senior secured bonds. A portion of this equity requirement may be made in the form of affiliate debt, between AES Ironwood, Inc. and the Company, which would be subordinate to the senior secured bonds.

        At December 31, 2001, AES Ironwood, Inc. had issued $30 million in subordinated debt to the Company under the equity subscription agreement. In January of 2002, the $30 million in subordinated debt to the Company was converted to an equity contribution. On February 26, 2002, AES Ironwood, Inc. contributed an additional $8.8 million in equity to the Company.

        AES Ironwood, Inc. has a Letter of Credit agreement in relation to its equity subscription agreement. The initial amount of the bond under this agreement was $50.1 million. On July 10, 2002, the surety bond was replaced by an acceptable letter of credit in the amount of $9.1 million. This letter of credit satisfies the obligations of AES Ironwood, Inc. under the Equity Subscription Agreement.

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

        Currently, Williams Energy is the Company's sole customer for purchases of capacity, ancillary services, and energy, and the Company's sole source for fuel. Williams Energy's payments under the power purchase agreement are expected to provide all of the Company's operating revenues during the term of the power purchase agreement. It is uncertain whether the Company would be able to find another purchaser or fuel source on similar terms for the facility if Williams Energy were not performing under the power purchase agreement. Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the power purchase agreement would have a severe impact on the Company's operations.

        Under the power purchase agreement, in the event that S&P or Moody's rate the long-term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The Williams Companies, Inc., or affiliate thereof, is required to replace The Williams Companies, Inc. guarantee with an alternative security that is acceptable to the Company after the loss of such investment grade rating. According to published sources, on July 23, 2002, S&P lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to "BB" from "BBB-", and further lowered such rating to "B" on July 25, 2002. On July 24, 2002, Moody's lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to "B1" from "Baa3." Accordingly, The Williams Companies, Inc.'s long-term senior unsecured debt is currently rated below investment grade by both S&P and Moody's, and is subject to further downgrade by both ratings agencies.

        To satisfy the requirements of the power purchase agreement, on September 20, 2002, Citibank, N.A, issued a $35 million Irrevocable Letter of Credit ("the Letter of Credit") on behalf of Williams

Energy. The Letter of Credit does not alter, modify, amend or nullify the guaranty issued by The Williams Companies, Inc. in favor of the Company and is considered to be additional security to the security amounts provided by such guaranty. The Letter of Credit became effective on September 20, 2002 and shall expire upon the close of business on July 10, 2003; except that the Letter of Credit will be automatically extended without amendment for successive one year periods from the present or any future expiration date hereof, unless Citibank, N.A. provides written notice of its election not to renew the Letter of Credit at least thirty days prior to any such expiration date. Additionally; in a Letter Agreement dated September 20, 2002, Williams Energy agreed to (a) provide Eligible Credit Support prior to the stated expiration date of the Letter of Credit and (b) replenish any portion of the Letter of Credit or Eligible Credit Support that is drawn, reduced, cashed or redeemed, at any time, with an equal amount of Eligible Credit Support. Within twenty days prior to the expiration of the Letter of Credit and/or any expiration date of eligible credit support posted by Williams Energy, Williams Energy shall post eligible credit support to the Company in place of the Letter of Credit and/or any expiring eligible credit support unless The Williams Companies, Inc. regains and maintains its investment grade status, in which case the Letter of Credit or eligible credit support shall automatically terminate and no additional eligible credit support shall be required. The Company and Williams Energy acknowledge that the posting of such Letter of Credit and Williams Energy's agreement and performance of the requirements of (a) and (b) as set forth in the immediately preceding sentence shall be in full satisfaction of Williams Energy's obligations contained in Section 19.3 of the power purchase agreement to provide replacement security due to the downgrade of The Williams Companies, Inc. falling below investment grade status.

6.    COMMITMENTS AND CONTINGENCIES

        Construction—The Company entered into a fixed-price turnkey construction agreement with Siemens- Westinghouse for the design, engineering, procurement and construction of the facility.

        As of September 30, 2002 and December 31, 2001, the Company was liable to Siemens- Westinghouse for a retention payment as part of the total contract price due at the completion of the contract for approximately $11.9 million. This amount is recorded within current liabilities in the accompanying balance sheets.

        Arbitration—The Company has entered into arbitration with Siemens-Westinghouse to resolve a dispute regarding which party is responsible for the payment of the cost of electricity and natural gas used by the project during certain periods prior to December 28, 2001, the date of commencement of commercial operations. The disputed costs total approximately $10.7 million, which are included within accounts receivable. Any amounts not recovered will be treated as increases to property, plant, and equipment.

        The Company has entered into arbitration with Williams Energy to resolve certain disputes regarding the proper interpretation of certain provisions of the power purchase agreement relating to amounts claimed by the Company to be payable by Williams Energy. During the nine months ended September 30, 2002, Williams Energy has withheld or offset from amounts invoiced by the Company amounts that Williams Energy believes were improperly invoiced based on Williams Energy's interpretation of the power purchase agreement. Such withheld or offset amounts equal approximately $2.4 million and are included within accounts receivable. While the Company believes that its interpretation of the power purchase agreement is correct, the Company cannot predict the outcome of this matter. If the Company is not successful in recovering any amounts arbitrated, approximately $1.2 million will be treated as an increase to property, plant and equipment, and approximately $1.2 will be a reduction to revenues. The Company has accrued an amount in the third quarter in anticipation of less than full recovery of the arbitrated revenue amounts. (See Note 3)

        Maintenance—The Company, as assignee of AES Ironwood, Inc., has entered into the Maintenance Program Parts, Shop Repairs and Scheduled Outage TFA Services Contract, dated as of September 23, 1998, with Siemens-Westinghouse by which Siemens- Westinghouse will provide the Company with, among other things, combustion turbine parts, shop repairs and scheduled outage technical field assistance services. The Contractor will provide the Company with specific combustion turbine maintenance services and spare parts for an initial term of between eight and ten years under a maintenance service agreement. The fees assessed by Siemens-Westinghouse will be based on the number of equivalent base load hours accumulated by the applicable combustion turbine as adjusted for inflation.

        The Company has determined the maintenance services agreement provides for the purchase of parts that will be capitalized, as well as maintenance items that will be expensed when incurred.

        The maintenance services agreement became effective on the date of execution and unless terminated early, must terminate upon completion of shop repairs performed by Siemens- Westinghouse following the eighth scheduled outage of the applicable combustion turbine or 10 years from initial synchronization of the applicable combustion turbine, whichever occurs first.

        Water Supply—The Company has entered into a contract with the City of Lebanon Authority for the purchase of 50 percent of the water use of the Company. The contract has a term of 25 years. Costs associated with the use of water by the Company under this contract are based on gallons used per day at prices specified under the contract terms. The Company has also entered into an agreement with Pennsy Supply, Inc. which will provide the remaining 50 percent of the water use of the Company.

        Interconnection Agreement—The Company has entered into an interconnection agreement with GPU Energy to transmit the electricity generated by the Company to the transmission grid so that it may be sold as prescribed under the Company's power purchase agreement. The agreement is in effect for the life of the facility; however it may be terminated by mutual consent of both GPU Energy and the Company under certain circumstances as detailed in the agreement. Costs associated with the agreement are based on electricity transmitted via GPU Energy at a variable price, and the tariff imposed by the Pennsylvania/New Jersey/Maryland power pool market, as charged by GPU Energy to the Company, which is comprised of both service cost and asset recovery cost, as determined by GPU Energy and approved by the Federal Energy Regulatory Commission.

  Letters of Credit

        AES Ironwood, Inc. has a letter of credit agreement in relation to its equity subscription agreement. The initial amount of the bond under this agreement was $50.1 million. On July 10, 2002, the surety bond was replaced by an acceptable letter of credit in the amount of $9.1 million.

        To satisfy the requirements of the power purchase agreement, on September 20, 2002, Citibank, N.A, issued a $35 million Irrevocable Letter of Credit ("the Letter of Credit") on behalf of Williams Energy. The Letter of Credit does not alter, modify, amend or nullify the guaranty issued by The Williams Companies, Inc. in favor of the Company and is considered to be additional security to the security amounts provided by such guaranty. The Letter of Credit became effective on September 20, 2002 and shall expire upon the close of business on July 10, 2003; except that the Letter of Credit will be automatically extended without amendment for successive one year periods from the present or any future expiration date hereof, unless Citibank, N.A. provides written notice of its election not to renew the Letter of Credit at least thirty days prior to any such expiration date. Additionally; in a Letter Agreement dated September 20, 2002, Williams Energy agreed to (a) provide Eligible Credit Support prior to the stated expiration date of the Letter of Credit and (b) replenish any portion of the Letter of Credit or Eligible Credit Support that is drawn, reduced, cashed or redeemed, at any time, with an equal amount of Eligible Credit Support. Within twenty days prior to the expiration of the Letter of Credit and/or any expiration date of eligible credit support posted by Williams Energy, Williams Energy shall post eligible credit support to the Company in place of the Letter of Credit and/or any expiring eligible credit support unless The Williams Companies, Inc. regains and maintains its investment grade status, in which case the Letter of Credit or eligible credit support shall automatically terminate and no additional eligible credit support shall be required. The Company and Williams Energy acknowledge that the posting of such Letter of Credit and Williams Energy's agreement and performance of the requirements of (a) and (b) as set forth in the immediately preceding sentence shall be in full satisfaction of Williams Energy's obligations contained in Section 19.3 of the power purchase agreement to provide replacement security due to the downgrade of The Williams Companies, Inc. falling below investment grade status.

7.    NEW ACCOUNTING PRONOUNCEMENTS

        Effective January 1, 2001, the Company adopted SFAS No. 133, entitled "Accounting for Derivative Instruments and Hedging Activities," which, as amended, establishes new accounting and reporting standards for derivative instruments and hedging activities. The Company produces and sells electricity, as well as provides fuel conversion and ancillary services, solely to Williams Energy under the power purchase agreement. The Company does not believe that the power purchase agreement meets the definition of a derivative under SFAS No.133 and as such, should not be accounted for as a derivative. The Company has no other contracts that meet the definition of a derivative or an embedded derivative under SFAS No. 133. Therefore, there is no impact on the Company's financial statements as of January 1, 2001, December 31, 2001, or for the period ending September 30, 2002.

        In July 2001, the FASB issued SFAS No. 143, entitled "Accounting for Asset Retirement Obligations." This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with long-lived assets. Under this Statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long lived asset. The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related asset. The Company is currently assessing the impact of this standard on its financial position and results of operations.

        In August 2001, the FASB issued SFAS No. 144, entitled "Accounting for Impairment or Disposal of Long-Lived Assets". The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and generally are to be applied prospectively. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 provides guidance for developing estimates of future flows used to test assets for recoverability and requires that assets to be disposed of be classified as held for sale when certain criteria are met. The statement also extends the reporting of discontinued operations to all components of an entity and provides guidance for recognition of a liability for obligations associated with a disposal activity. The initial adoption of the provisions of SFAS No. 144 did not have any material impact on its financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, entitled "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with the sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The adoption of this standard by the Company did not have any immediate effect on the Company's consolidated financial statements.

        In June 2002, the FASB issued SFAS No 146, entitled "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. This standard will be accounted for prospectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

        Some of the statements in this Form 10-Q, as well as statements made by the AES Ironwood, L.L.C. ("the Company") in periodic press releases and other public communications, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "estimates," "plans," "projects," "expects," "may," "will," "should," "approximately," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. The Company has based these forward-looking statements on its current expectations and projections about future events based upon its knowledge of facts as of the date of this Form 10-Q and its assumptions about future events.

        All statements other than of historical facts included herein, including those regarding market trends, the Company's financial position, business strategy, projected plans, and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors outside of the Company's control that may cause the actual results or performance of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, among others, the following:

  •
  unexpected problems relating to the performance of the facility;
  •
  the financial condition of third parties on which we depend, including in particular Williams Energy, Inc., as the power purchaser and fuel supplier under the power purchase agreement, and The Williams Companies, Inc., as the guarantor of Williams Energy & Trading Company's ("Williams Energy) performance under the power purchase agreement;
  •
  the continued performance of Williams Energy, Inc. under the power purchase agreement;
  •
  the ability of The Williams Companies, Inc. or its affiliates to avoid a default under power purchase agreement by continuing to provide adequate security to supplement or replace their guarantee of Williams Energy's performance under the power purchase agreement;
  •
  the Company's ability to find a replacement power purchaser on favorable or reasonable terms, if necessary;
  •
  an adequate merchant market after the expiration of the power purchase agreement,
  •
  capital shortfalls and access to additional capital on reasonable terms, or in the event that the power purchase agreement is terminated;
  •
  inadequate insurance coverage;
  •
  unexpected expenses or lower than expected revenues;
  •
  environmental and regulatory compliance;
  •
  terrorist acts and adverse reactions to United States anti-terrorism activities; and
  •
  the additional factors that are unknown to the Company or beyond its control.

The Company has no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

General

        The Company was formed on October 30, 1998 to develop, construct, own, operate, and maintain its facility. The Company was dormant until June 25, 1999, the date of the sale of its senior secured bonds. The Company obtained $308.5 million of project financing from the sale of its senior secured bonds. The total cost of the construction of the Company's facility is estimated to be approximately $359 million, which will be financed by the proceeds from the sale of the senior secured bonds and the equity contribution described below. On May 12, 2000, the Company consummated an exchange offer whereby the holders of the senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds. The facility granted provisional acceptance on December 27, 2001 and was declared commercially available on December 28, 2001.

Energy Revenues

        The Company generates energy revenues under its power purchase agreement with Williams Energy. During the 20-year term of the agreement, the Company also expects to sell electric energy and capacity produced by the facility, as well as ancillary and fuel conversion services. Under the power purchase agreement, the Company also generates revenues from meeting (1) base electrical output guarantees and (2) heat rate rebates through efficient electrical output.

        Upon its expiration, or in the event that the power purchase agreement is terminated prior its 20- year term, the Company would seek to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short- or long-term power purchase or similar agreements. There can be no assurances as to the whether such efforts would be successful.

Operating Expenses

        Under an agreement with AES Prescott, L.L.C. we are required to reimburse all operator costs on a monthly basis. Operator costs generally consist of all direct costs and overhead. Additionally, an operator fee of $400,000, subject to annual adjustment, is payable on each bond payment date.

Performance Guarantees

Electrical Output

        If the average net electrical output of the facility at provisional acceptance or interim acceptance, whichever is the earlier to occur, is less than the natural gas-based electrical output guarantee, then Siemens-Westinghouse must pay the Company, as a rebate, and not as liquidated damages, for each day during the interim period, an amount equal to $0.22 per day for each kilowatt by which the average net electrical output is less than the natural gas-based electrical output guarantee. During performance testing, output was calculated to be 37,854 kilowatts less than the natural gas-based electrical output guarantee. Accordingly, the daily charge for this amount has been calculated at $8,328 per day.

        At the conclusion of the April outage, Siemens-Westinghouse retested the facility and achieved no improvement in electrical output. The daily charge for electrical output shortfall remained at $8,328 per day through June 30, 2002.

        Output was improved in July to 3,195 kilowatts less than the natural gas-based electrical output guarantee and accordingly the interim rebate was lowered to $645 per day on July 4, 2002, the day the Company began receiving higher capacity payments from Williams Energy.

        Upon final acceptance, if the average net electrical output of our facility during the natural gas-fired portion of the completed performance test is less than the natural gas-based electrical output guarantee, then Siemens-Westinghouse must pay to the Company, as a bonus, an amount equal to $550 for each kilowatt by which the average net electrical output is less than the natural gas-based electrical output guarantee.

        Upon final acceptance, if the average net electrical output of the facility during the natural gas-fired portion of the completed performance test is greater than the natural gas-based electrical output guarantee, then the Company must pay Siemens-Westinghouse as a bonus, an amount equal to 50% of the net incremental revenues received by us during the period of the first three years following the commercial operation date as a result of (1) any power purchase agreement concluded with a utility whereby the utility purchases the excess output, (2) any short-term sales of the excess output, and (3) any spot sales of the excess output, in each of the cases (1) through (3) above after subtracting all incremental costs and taxes associated with the excess output, so long as the aggregate amount of any bonus does not in any event exceed $275 per kilowatt of excess capacity.

Heat Rate Guarantees

        If the average net heat rate of the facility at provisional acceptance and/or interim acceptance, if having occurred before final acceptance, exceeds the natural gas-based heat rate guarantee, then Siemens-Westinghouse must pay us, as a rebate and not as liquidated damages, for each day during the interim period, an amount equal to $44 per day for each BTU/KwH by which the measured net heat rate is greater than the natural gas-based heat rate guarantee. During performance testing heat rate was calculated to be 162 BTU/KwH less than the natural gas-based natural heat rate guarantee. The daily charge for this amount has been calculated at $7,116 per day.

        At the conclusion of the April outage Siemens-Westinghouse retested the facility and achieved an improvement in heat rate. During performance testing heat rate was calculated to be 71 BTU/KwH less than the natural gas-based natural heat rate guarantee. The daily charge for this amount has been calculated at $3,118 per day. The improvement in heat rate commenced on May 23, 2002, and the lesser amount was invoiced to Siemens-Westinghouse from that date until September 30, 2002.

        For the three and nine month periods ended September 30, 2002, we have invoiced Siemens-Westinghouse approximately $369 thousand and $3.12 million respectively in electrical output and heat rate rebates. The amounts invoiced for the months of January through June have been paid by Siemens-Westinghouse and are included in other income. At September 30, 2002, Siemens-Westinghouse owed approximately $369 thousand in rebates, the amount invoiced July, August, and September. These amounts are reflected in accounts receivable and in other income. These unpaid amounts are included in the arbitration with Siemens-Westinghouse.

        Upon final acceptance, if the net heat rate of the facility during the natural gas-fired portion of the completed performance test exceeds the natural gas-based heat rate guarantee, then Siemens-Westinghouse must pay to the Company, as a rebate, an amount equal to $162 thousand for each BTU/KwH by which the measured heat rate is greater than the natural gas-based heat rate guarantee.

        Upon final acceptance, if the average net heat rate during the natural gas-fired portion of the completed performance test is less than the natural gas-based heat rate guarantee, then we must pay Siemens-Westinghouse, as a bonus, an amount equal to $40 thousand for each BTU/KwH by which the measured heat rate is less that the natural gas-based heat rate guarantee so long as the aggregate amount of any bonus does not in any event exceed $3.0 million.

New Accounting Pronouncements

        Effective January 1, 2001, the Company adopted SFAS No. 133, entitled "Accounting for Derivative Instruments and Hedging Activities", which, as amended, establishes new accounting and reporting standards for derivative instruments and hedging activities. The Company produces and sells electricity, as well as provides fuel conversion and ancillary services, solely to Williams Energy under the power purchase agreement. The Company does not believe that the power purchase agreement meets the definition of a derivative under SFAS No 133 and as such, should not be accounted for as a derivative. The Company has no other contracts that meet the definition of a derivative or an embedded derivative under SFAS No. 133. Therefore, there is no impact on the Company's financial statements as of January 1, 2001, December 31, 2001, or for the period ending September 30, 2002.

        In July 2001, the FASB issued SFAS No. 143, entitled "Accounting for Asset Retirement Obligations". This standard is effective for fiscal years beginning after June 15, 2002 and provides accounting requirements for asset retirement obligations associated with long-lived assets. Under this Statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long lived asset. The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related asset. The Company is currently assessing the impact of this standard on its financial position and results of operations.

        In August 2001, the FASB issued SFAS No. 144, entitled "Accounting for Impairment or Disposal of Long-Lived Assets." The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and generally are to be applied prospectively. This statement addresses financial accounting and reporting for the impairment or disposal of long- lived assets. SFAS No. 144 provides guidance for developing estimates of future flows used to test assets for recoverability and requires that assets to be disposed of be classified as held for sale when certain criteria are met. The statement also extends the reporting of discontinued operations to all components of an entity and provides guidance for recognition of a liability for obligations associated with a disposal activity. The initial adoption of the provisions of SFAS No. 144 did not have any material impact on its financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, entitled "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with the sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The adoption of this standard by the Company did not have any immediate effect on the Company's consolidated financial statements.

        In June 2002, the FASB issued SFAS No, 146, entitled "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. This standard will be accounted for prospectively.

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

Results of Operations

        As noted above, the facility became commercially operational on December 28, 2001. Prior to December 28, 2001, the facility was under construction and the Company was a development stage company. Accordingly, the results of operations, the financial condition and cash flows for the three and nine months ended September 30, 2002 and 2001, and as of September 30, 2002 and December 31, 2001, are not comparable. As a result, only the results of operations for the three and nine months ended September 30, 2002 are provided.

For the Three Months Ended September 30, 2002 and 2001

        Operating revenues for the three months ended September 30, 2002 were approximately $14.53 million. This amount consists of capacity payments of approximately $3.93 million per month. The remainder consists of fuel conversion and heat rate bonus payments. There were no operating revenues for the comparable period of the prior calendar year as the facility was not operating.

        Operating expenses for the three months ended September 30, 2002 were approximately $7.6 million. Operating expenses consist of management fees and reimbursable operating and maintenance expenses paid to AES Prescott, L.L.C. There were no operating expenses for the comparable period of the prior calendar year as the facility was not operating.

        General and administrative costs for the three months ended September 30, 2002 were $852 thousand compared to $111 thousand for the comparable period of the prior calendar year. These costs did not directly relate to construction and are included as expenses in the statement of operations. The increase is due to the facility being operational in the third quarter of 2002.

        For the three months ended September 30, 2002, other income was $489 thousand compared to $-0- for the comparable period of the prior calendar year. The increase is due to heat rate and interim rebates invoiced to Siemens-Westinghouse in the third quarter of 2002. (See Performance Guarantees above)

        For the three months ended September 30, 2002, interest income earned on invested funds was $45 thousand compared to $50 thousand for the comparable period of the prior calendar year. The decrease is due to lower interest rates.

        For the three months ended September 30, 2002, interest costs incurred on the bond proceeds was $6.8 million compared to $-0- for the comparable period of the prior year. The increase is due to expensing interest payments in 2002, and capitalizing payments in the comparable period of the prior year.

        As a result of the foregoing, the Company had a net loss of $152 thousand for the three months ended September 30, 2002 compared to a net loss of $61 thousand for the comparable period of the prior calendar year.

For the Nine Months Ended September 30, 2002 and 2001

        Operating revenues for the nine months ended September 30, 2002 were approximately $39.87 million. This amount consists of capacity payments of approximately $3.93 million per month. The remainder consists of fuel conversion and heat rate bonus payments. There were no operating revenues for the comparable period of the prior calendar year as the facility was not operating.

        Operating expenses for the nine months ended September 30, 2002 were approximately $19.86 million. Operating expenses consist of management fees and reimbursable operating and maintenance expenses paid to AES Prescott, L.L.C. There were no operating expenses for the comparable period of the prior calendar year as the facility was not operating.

        General and administrative costs for the nine months ended September 30, 2002 were $1.98 million compared to $255 thousand for the comparable period of the prior calendar year. These costs did not directly relate to construction and are included as expenses in the Statement of Operations. The increase is due to the facility being operational in the first, second and third quarters of 2002.

        For the nine months ended September 30, 2002, other income was $3.24 million compared to $-0- for the comparable period of the prior calendar year. The increase is due to heat rate and interim rebates invoiced to Siemens-Westinghouse in 2002. (See Performance Guarantees above)

        Proceeds from the sale of senior secured bonds that had not yet been expended on the construction were recorded as investments held by the trustee. For the nine months ended September 30, 2002 interest income earned on invested funds was $97 thousand compared to $400 thousand for the comparable period of the prior calendar year. The decrease is due to the proceeds applied in the construction of the facility and due to lower interest rates.

        For the nine months ended September 30, 2002, interest costs incurred on the bond proceeds was $20.4 million compared to $14 thousand for the comparable period of the prior year. The increase is due to expensing interest payments in 2002, and capitalizing payments in the comparable period of the prior year.

        As a result of the foregoing, the Company had a net income of $913 thousand for the nine months ended September 30, 2002 compared to a net income of $131 thousand for the comparable period of the prior calendar year.

Liquidity and Capital Resources

        The Company believes that the net proceeds from the sale of the senior secured bonds, together with the equity contribution, has been sufficient to (1) fund the engineering, procurement, construction, testing, and commissioning of the Company's facility until it is placed in commercial operation, (2) pay certain fees and expenses in connection with the financing and development of the Company's project; and (3) pay project costs, including interest on the senior secured bonds. Revenues currently depend on the power purchase agreement. Upon its expiration, or in the event that the power purchase agreement is terminated prior its 20-year term, the Company's liquidity would be dependent on its ability to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short or long-term power purchase or similar agreements. There can be no assurances that such efforts will be successful or that the Company will be able to generate sufficient cash flow to cover operating expenses or its debt service obligations in the absence of a long-term power purchase agreement.

        In order to provide liquidity in the event of cash flow shortfalls, the Company has entered into a Debt Service Reserve Letter of Credit and Reimbursement Agreement. Under this agreement, a Debt Service Reserve Letter of Credit was issued on the commercial operation date, December 28, 2001. The amount of the Debt Service Reserve Letter of Credit equals six months of scheduled payments of principal and interest (approximately $17.3 million as of September 30, 2002) on the bonds.

        The Company had original commitments to the general contractor totaling $241 million arising from the construction of its facility of which $239 million had been paid as of September 30, 2002. The balance to be paid has been funded in a restricted bank account with the collateral agent.

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

        Under the power purchase agreement, in the event that Standard & Poor's Rating Services ("S&P") or Moody's Investors Service ("Moody's") rates the long-term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The Williams Companies, Inc. or an affiliate thereof, is required to replace The Williams Companies, Inc. guarantee with an alternative security that is acceptable to the Company after the loss of such investment grade rating. According to published sources, on July 23, 2002, S&P lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to "BB" from "BBB-" and on July 24, 2002, Moody's lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to "B1" from "Baa3." (See Note 5 to the Condensed Financial Statements)

        To satisfy the requirements of the power purchase agreement, on September 20, 2002 Citibank, N.A, issued an Irrevocable Letter of Credit on behalf of Williams Energy. The Letter of Credit does not alter, modify, amend or nullify the guaranty issued by The Williams Companies, Inc. in favor of the Company and is considered to be additional security to the security amounts provided by such guaranty. The Letter of Credit became effective on September 20, 2002 and shall expire upon the close of business on July 10, 2003; except that the Letter of Credit will be automatically extended without amendment for successive one (1) year periods from the present or any future expiration date hereof, unless Citibank, N.A. provides written notice of its election not to renew the Letter of Credit at least thirty (30) days prior to any such expiration date. Additionally; in a Letter Agreement dated September 20, 2002, Williams Energy agreed to (a) provide Eligible Credit Support prior to the stated expiration date of the Letter of Credit and (b) replenish any portion of the Letter of Credit or Eligible Credit Support that is drawn, reduced, cashed or redeemed, at any time, with an equal amount of Eligible Credit Support. The Company and Williams Energy acknowledge that the posting of such Letter of Credit and Williams Energy's agreement and performance of the requirements of (a) and (b) as set forth in the immediately preceding sentence shall be in full satisfaction of Williams Energy's obligations contained in Section 19.3 of the power purchase agreement to provide replacement security due to the downgrade of The Williams Companies, Inc. falling below investment grade status.

        There can be no assurances as to the Company's ability to generate sufficient cash flow to cover operating expenses or its debt service obligations in the absence of a long-term power purchase agreement with Williams Energy.

Business Strategy and Outlook

        The Company's overall business strategy is to market and sell all of its net capacity, fuel conversion and ancillary services to Williams Energy during the 20-year term of the power purchase agreement. After expiration or in the event of an early termination of the power purchase agreement, the Company anticipates selling its facility's capacity, ancillary services, and energy in the spot market or under a short or long term power purchase agreement or into the Pennsylvania/New Jersey/Maryland power pool market. The Company intends to cause its facility to be managed, operated, and maintained in compliance with the project contracts and all applicable legal requirements.

Critical Accounting Policies

General

        The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. As such, it is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are most critical to understanding and evaluating its reported financial results include the following: Revenue Recognition; Property, Plant, and Equipment; Long-Lived Assets; and Contingencies.

Revenue Recognition

        The Company generates energy revenues under its power purchase agreement with Williams Energy. During the 20-year term of the agreement, the Company expects to sell electric energy and capacity produced by the facility, as well as ancillary and fuel conversion services. Under the power purchase agreement, the Company also generates revenues from meeting (1) base electrical output guarantees and (2) heat rate rebates through efficient electrical output. Revenues from the sales of electric energy and capacity are recorded based on output delivered and capacity provided at rates as specified under contract terms. Revenues for ancillary and other services are recorded when the services are rendered.

        Upon its expiration, or in the event that the power purchase agreement is terminated prior its 20- year term, the Company would seek to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short- or long-term power purchase or similar agreements. There can be no assurances as to the whether such efforts would be successful.

Property, Plant, and Equipment

        Property, plant, and equipment is recorded at cost and is depreciated over its useful life. The estimated lives of our equipment and generation facilities range from 5 to 40 years. A significant decrease in the estimated useful life of a material amount of our property, plant, or equipment could have a material adverse impact on our operating results in the period in which the estimate is revised and subsequent periods.

Long-Lived Assets

        The Company evaluates the impairment of its long-lived assets based on the projection of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Estimates of future cash flows used to test the recoverability of specific long-lived assets are based on expected cash flows from the use and eventual disposition of the asset. A significant reduction in actual cash flows and estimated cash flows may have a material adverse impact on our operating results and financial condition.

Contingencies

        We have entered into arbitration with the Contractor over a dispute about which party is responsible for the payment of the cost of electricity and natural gas used by the project during certain periods prior to the December 28, 2001 commercial acceptance. The costs total approximately $10.7 million, which are included within accounts receivable. Any amounts not recovered will be treated as increases to property, plant, and equipment, and will only affect future profitability in the form of increased depreciation, allocated over forty years. We believe that the construction contract is clear in respect of contractor's liability for fuel cost and electricity reimbursement and that we will be successful in recovering the disputed amounts.

        We have entered into arbitration with Williams Energy to resolve certain disputes regarding the proper interpretation of certain provisions of the power purchase agreement relating to amounts claimed by the Company to be payable by Williams Energy. During the nine months ended September 30, 2002, Williams Energy has withheld or offset from amounts invoiced by the Company amounts that Williams Energy believes were improperly invoiced based on Williams Energy's interpretation of the power purchase agreement. Such withheld or offset amounts equal approximately $2.4 million and are included within accounts receivable. While the Company believes that its interpretation of the power purchase agreement is correct, the Company cannot predict the outcome of this matter. If the Company was not successful in recovering any amounts arbitrated, approximately $1.2 million will treated as an increase to property, plant, and equipment, and approximately $1.2 will be a reduction to revenues. The Company has recorded a reserve in the third quarter to reflect the net amount that management believes will ultimately be recovered.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's market risks are not materially different from those market risks described in its annual report filed with the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2001.

Item 4. CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures. Our President and our Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rule 13a- 14c) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that material information relating to us is recorded, processed, summarized and reported in a timely manner.

        Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect such controls subsequent to the Evaluation Date.

PART II.

Item 1. Legal Proceedings

        The Company has entered into arbitration with the Contractor over a dispute about which party is responsible for the payment of the cost of electricity and natural gas used by the project during certain periods prior to the December 28, 2001 commercial acceptance. The costs total approximately $10.7 million, which are included within accounts receivable. Any amounts not recovered will be treated as increases to property, plant and equipment, and will only affect future profitability in the form of increased depreciation, allocated over forty years. We believe that the construction contract is clear in respect of contractor's liability for fuel cost and electricity reimbursement and that we will be successful in recovering the disputed amounts.

        The Company has entered into arbitration with Williams Energy to resolve certain disputes regarding the proper interpretation of certain provisions of the power purchase agreement relating to amounts claimed by the Company to be payable by Williams Energy. During the nine months ended September 30, 2002, Williams Energy has withheld or offset from amounts invoiced by the Company amounts that Williams Energy believes were improperly invoiced based on Williams Energy's interpretation of the power purchase agreement. Such withheld or offset amounts equal approximately $2.4 million and are included within accounts receivable. While the Company believes that its interpretation of the power purchase agreement is correct, the Company cannot predict the outcome of this matter. If the Company is not successful in recovering any amounts arbitrated, approximately $1.2 million will be treated as an increase to property, plant and equipment, and approximately $1.2 will be a reduction to revenues. The Company has accrued an amount in the third quarter in anticipation of less than full recovery of the arbitrated revenue amounts.

Item 6. Exhibits and Reports on Form 8-K

        On July 29, 2002, the Company filed a Form 8-K (Item 6) with respect to the ratings downgrade of The Williams Companies, Inc. and a related notice provided to the trustee under the indenture governing the Company's senior secured bonds. The July 29, 2002 Form 8-K did not include any financial statements.

        On August 14, 2002, the Company filed a Form 8-K (Item 9) with respect to the required certification pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 for the period ended June 30, 2002 signed by the President and Chief Financial Officer. The August 14, 2002 Form 8-K did not include any financial statements.

        On September 25, 2002, the Company filed a Form 8-K (Item 5) with respect to the Company and Williams entering into a letter agreement (the "Letter Agreement") in which Williams posted a $35 million irrevocable standby letter of credit issued by Citibank, N.A. The Letter Agreement provides that the posting of Alternate Additional Security does not modify or amend the terms of the Williams Companies, Inc. guaranty currently in place. The September 25, 2002 8-K did not include any financial statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AES IRONWOOD, L.L.C.
Date: November 14, 2002	By:	/s/ PETER NORGEOT Peter Norgeot President
Date: November 14, 2002	By:	/s/ MICHAEL CARLSON Michael Carlson Vice President and Chief Financial Officer

Form of Certification Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

I, Peter Norgeot, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of AES Ironwood, L.L.C.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report (the "Evaluation Date"); and

c.
Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ PETER NORGEOT Name: Peter Norgeot President

Form of Certification Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

I, Michael Carlson, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of AES Ironwood, L.L.C.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report (the "Evaluation Date"); and

c.
Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

d.
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

e.
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ MICHAEL CARLSON Name: Michael Carlson Vice-President and Chief Financial Officer