Form 10-K
period 2002-12-31
AES IRONWOOD LLC
filed 2003-03-31
CIK 1099291

Click here for TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

AES IRONWOOD, L.L.C.
(Exact name of Registrant as specified in its charter)

Delaware	54-1457573
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

305 Prescott Road, Lebanon, Pennsylvania	17042
(Address of principal executive offices)	(Zip Code)

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

Yes |X|     No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes |_|     No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K |X|

As of June 28, 2002, the last business day of the Registrant’s most recently completed second fiscal quarter, and as of March 28, 2003, AES Ironwood, L.L.C had one membership interest outstanding, which was held by AES Ironwood, Inc., the Company’s parent and a wholly owned subsidiary of The AES Corporation.

All of the Registrant’s equity securities are indirectly owned by The AES Corporation. Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format authorized by General Instruction I of Form 10-K.

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

          All statements herein other than of historical facts, including those regarding market trends, our financial position, business strategy, projected plans and objectives of management for future operations of the facility, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors outside of our control that may cause our actual results or performance to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, among others, the following:

•	unexpected problems relating to the operations and performance of our facility;

•	the financial condition of third parties on which we depend, including in particular, Williams Energy Marketing & Trading Company (“Williams Energy”), as the power purchaser and fuel supplier under the power purchase agreement, and The Williams Companies, Inc., as the guarantor of performance under the power purchase agreement;

•	unanticipated effects of the arbitration decision relating to our power purchase agreement dispute with Williams Energy and the possibility of future disputes or proceedings regarding the power purchase agreement;

•	the continued performance of Williams Energy under the power purchase agreement;

•	the ability of The Williams Companies, Inc. or its affiliates to avoid a default under the power purchase agreement by continuing to provide adequate security to supplement or replace their guarantee of Williams Energy’s performance under the power purchase agreement;

•	our ability to find a replacement power purchaser on favorable or reasonable terms, if necessary;

•	an adequate merchant market after the expiration of the power purchase agreement;

•	capital shortfalls and access to additional capital on reasonable terms, or in the event that the power purchase agreement is terminated;

•	inadequate insurance coverage;

•	unexpected expenses or lower than expected revenues;

•	environmental and regulatory compliance;

•	terrorists acts and adverse reactions to United States anti-terrorism activities; and

•	the additional factors that are unknown to us or beyond our control.

We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.     Business

General

          We are a Delaware limited liability company formed on October 30, 1998 to develop, construct, own, operate and maintain a 705-megawatt (MW) gas-fired electric generating power plant in Lebanon County, Pennsylvania, and to manage the production of electric generating capacity, ancillary services and energy at our facility. References to “us”, “our”, “we” or “the Company” herein mean AES Ironwood, L.L.C. We commenced commercial operations on December 28, 2001. Since the commercial operation date, our sole business is the ownership and operation of this facility.

          We own the land on which our facility is located. Our facility was designed, engineered, procured and constructed for us by Siemens Westinghouse Power Corporation (Siemens Westinghouse) on a fixed-price, turnkey basis under the construction agreement. Siemens Westinghouse is also providing combustion turbine maintenance services and spare parts for our facility for an initial term of between eight and ten years, depending on the timing of scheduled outages, under the maintenance services agreement. AES Prescott, L.L.C. (AES Prescott), an indirect wholly-owned subsidiary of The AES Corporation, provides development, construction management and operations and maintenance services for the project under an operations agreement.

          We entered into a power purchase agreement for a term of 20 years under which Williams Energy. is committed to purchase all of the net capacity, fuel conversion and ancillary services of our facility. Net capacity is the maximum amount of electricity generated by our facility net of electricity used at our facility. Fuel conversion services consist of the combustion of natural gas in order to generate electric energy. Ancillary services consist of services necessary to support the transmission of capacity and energy. Williams Energy is obligated to supply us with all natural gas necessary to provide net capacity, fuel conversion services and ancillary services under the power purchase agreement. During the term of the power purchase agreement, substantially all of our revenues will be derived from payments made by Williams Energy under the power purchase agreement.

Organizational Structure

          All of our equity interests are owned by AES Ironwood, Inc., a wholly-owned subsidiary of The AES Corporation. The AES Corporation has provided funds to AES Ironwood, Inc. so that AES Ironwood, Inc. can make equity contributions to us to fund project costs. Under an Equity Subscription Agreement dated June 1, 1999, with AES Ironwood, Inc., these contributions are limited to $50.1 million. As of December 31, 2002, AES Ironwood, Inc. had made net contributions of $38.8 million. On March 12, 2003, final acceptance under the agreement was granted and an Officer’s Certificate has been submitted to the Collateral Agent indicating that the facility has been fully funded and no further contribution will be required. AES Ironwood, Inc. currently has no operations outside of its activities in connection with our project and does not anticipate undertaking any operations not associated with our project. AES Ironwood, Inc. has no assets other than its membership interests in us and AES Prescott. AES Prescott has no operations outside of its activities in connection with our project. Under a services agreement, The AES Corporation supplies to AES Prescott all of the personnel and services necessary for AES Prescott to comply with its obligations under the operations agreement. As of December 31, 2002, The AES Corporation provided 36 employees to our facility.

          The AES Corporation is a leading global power company. The AES Corporation’s purpose is to better society by serving the world’s need for electricity in ways that benefit its stakeholders including shareholders, customers, AES people, local communities, host nations, regulators, lenders, suppliers and partners. The AES Corporation is a public company and is subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, files reports, proxy statements and other information, including financial reports, with the SEC.

          The following organizational chart illustrates the relationship among our company, AES Ironwood, Inc., AES Prescott and The AES Corporation:

          Our principal executive offices are located at 305 Prescott Road, Lebanon, Pennsylvania 17042. Our telephone number is (717) 228-1328.

Project Status and Recent Developments

Developments Relating to Siemens Westinghouse

          By meeting the provisions in Section 6.3 of the construction agreement, provisional acceptance was granted by us on December 27, 2001. We previously had a dispute with Siemens Westinghouse over which party was responsible for the payment of the cost of electricity and natural gas used by the project during certain periods prior to the December 28, 2001 commercial acceptance. As a result of a settlement agreement with Siemens Westinghouse entitled Agreement Change Order No. 71, we granted final acceptance as of March 12, 2003.

          As a result of the settlement agreement, we have agreed, among other things, not to pursue the cost of electricity and natural gas used by the project during certain periods prior to the December 28, 2001 commercial acceptance date. We have also agreed to pay $156,000 relating to an outstanding claim by Siemens Westinghouse regarding an April 2002 outage. This amount was recorded as an accrued expense and was paid as part of the settlement. Siemens Westinghouse has agreed to waive their right to receive any payments with respect to a milestone payment of $2.2 million and to the retainage of $12.1 million held by us. Additionally, Siemens Westinghouse made a payment of $4.8 million to us in respect of items related to final acceptance. This amount was recorded as a reduction in the cost of the facility.

          The effects of this settlement agreement have been recorded in our financial statements as of December 31, 2002. For further discussion, please see “Legal Proceedings”.

Developments Relating to Williams Energy

          Under the power purchase agreement, in the event that S&P or Moody’s rate the long term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The Williams Companies, Inc., or affiliate thereof, is required to replace The Williams Companies, Inc. guarantee with an alternative security that is acceptable to us. According to published sources, on July 23, 2002, S&P lowered the long term senior unsecured debt rating of The Williams Companies, Inc. to “BB” from “BBB-", and further lowered such rating to “B” on July 25, 2002. According to published sources, on July 24, 2002, Moody’s lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to “B1” from “Baa3.” According to published sources, this rating was further lowered on November 22, 2002 to “Caa1” by Moody’s. Accordingly, The Williams Companies, Inc.‘s long term senior unsecured debt is currently rated below investment grade by both S&P and Moody’s.

          In an action related to the ratings downgrade of The Williams Companies, Inc., S&P lowered its ratings on the Company’s senior secured bonds to “BB-” from “BBB-” on July 26, 2002, and placed the rating on credit watch. On November 27, 2002, Moody’s lowered its ratings on our senior secured bonds to “B2” from “Ba2”. We do not believe that such ratings downgrades will have any other direct or immediate effect on us, as none of the other financing documents or project contracts have provisions that are triggered by a reduction of the ratings of the bonds.

          To satisfy the requirements of the power purchase agreement, on September 20, 2002, Citibank, N.A., issued a $35 million Irrevocable Standby Letter of Credit (“the Letter of Credit”) on behalf of Williams Energy. The Letter of Credit does not alter, modify, amend or nullify the guaranty issued by The Williams Companies, Inc. in favor of us and is considered to be additional security to the security amounts provided by such guaranty. The Letter of Credit became effective on September 20, 2002 and shall expire upon the close of business on July 10, 2003; except that the Letter of Credit will be automatically extended without amendment for successive one-year periods from the present or any future expiration date hereof, unless Citibank, N.A. provides written notice of its election not to renew the Letter of Credit at least thirty days prior to any such expiration date. Additionally, in a Letter Agreement dated September 20, 2002, Williams Energy agreed to (a) provide eligible credit support prior to the stated expiration date of the Letter of Credit and (b) replenish any portion of the Letter of Credit or eligible credit support that is drawn, reduced, cashed or redeemed, at any time, with an equal amount of Eligible Credit Support. Within twenty days prior to the expiration of the Letter of Credit and/or any expiration date of eligible credit support posted by Williams Energy, Williams Energy shall post eligible credit support to us in place of the Letter of Credit and/or any expiring eligible credit support unless The Williams Companies, Inc. regains and maintains its investment grade status, in which case the Letter of Credit or eligible credit support shall automatically terminate and no additional eligible credit support shall be required. We and Williams Energy acknowledge that the posting of such Letter of Credit and Williams Energy’s agreement and performance of the requirements of (a) and (b) as set forth in the immediately preceding sentence shall be in full satisfaction of Williams Energy’s obligations contained in Section 19.3 of the power purchase agreement to provide replacement security due to the downgrade of The Williams Companies, Inc. falling below investment grade status.

          We previously entered into arbitration with Williams Energy to resolve certain disputes regarding the proper interpretation of certain provisions of the power purchase agreement relating to amounts claimed by us to be payable by Williams Energy. On February 5, 2003 the arbitration panel handed down their decision to the parties. The arbitration decision interprets key provisions of the power purchase contract and covers both revenue and non-revenue items. The most important item to us was in respect of the calculation of total annual available capacity, which we believe was decided in our favor. However, there were several other items that were not in our favor. The net effect of these items for fiscal year 2002 was a reduction of revenues of approximately $320,000. See “Legal Proceedings”.

          Additionally, we are in ongoing discussions with Williams Energy relating to the calculation of certain amounts under the power purchase agreement. Under the agreement, we have earned an annual availability bonus and an additonal capacity payment for 2002. We have invoiced Williams Energy approximately $1.4 million as an annual availability bonus for 2002 and approximately $0.1 million as a capacity payment for 2002. Because the amounts are in dispute, we have only recognized the amounts that Williams Energy paid us, approximately $0.3 million. We will continue to discuss with Williams Energy the calculation of these amounts but are unable to predict the outcome of these discussions and their potential impact on our ability to collect these contractual items either for 2002 or in the future.

Energy Revenues

          We generate energy revenues under the power purchase agreement with Williams Energy. During the 20 year term of the agreement, we also expect to sell electric energy and capacity produced by the facility, as well as ancillary and fuel conversion services. Under the power purchase agreement, we also generate revenues from meeting (1) base electrical output guarantees and (2) heat rate rebates through efficient electrical output.

          Upon its expiration, or in the event that the power purchase agreement is terminated prior its 20 year term, we would seek to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short- or long-term power purchase or similar agreements. There can be no assurances as to the whether such efforts would be successful.

Operating Expenses

          Under an agreement with AES Prescott, L.L.C., we are required to reimburse it all operator costs on a monthly basis. Operator costs generally consist of all direct costs and overhead. Additionally, an operator fee of $400,000, subject to annual adjustment, is payable on each bond payment date.

Competition

          Under the power purchase agreement, Williams Energy is required to purchase all of our facility’s capacity and energy. Therefore, during the 20 year term of the power purchase agreement, competition from other capacity and energy providers will only become an issue if Williams Energy breaches its agreement and ceases to purchase our capacity and energy or the power purchase agreement is otherwise terminated or not performed in accordance with its terms. Upon the expiration of the power purchase agreement or in the event the power purchase agreement is terminated prior to the expiration of its term, we anticipate selling our facility’s net capacity, ancillary services and energy under a new power purchase agreement or into the Pennsylvania-New Jersey-Maryland (PJM) power pool market. At that time, we will face competition from other generating facilities selling into the PJM power pool market including, possibly, other facilities owned by The AES Corporation or its affiliates.

Employees

          As of December 31, 2002, we had thirteen officers. Except for these officers we do not have any employees and do not anticipate having any employees in the future. Under the operations agreement, AES Prescott has managed the development and construction of and now operates and maintains our facility. The direct labor personnel and the plant operations management are employees of The AES Corporation which are provided to AES Prescott under the services agreement. As of December 31, 2002, AES Corporation provided 36 employees to our facility.

Insurance

          As owner of our facility, we maintain a comprehensive insurance program as required under our various project contracts and the indenture governing our senior secured bonds and underwritten by recognized insurance companies. Among other insurance policies, we also maintain commercial general liability insurance, permanent property insurance for full replacement value of our facility and business interruption insurance covering at least 12 months of debt service and fixed operation and maintenance expenses. We have obtained title insurance in an amount equal to the principal amount of the senior secured bonds.

          AES Prescott, as operator of our facility, maintains, among other insurance policies, workers’ compensation insurance, or evidence of self-insurance, if required, and comprehensive automobile bodily injury and property damage liability insurance.

Permits and Regulatory Approvals

          AES Prescott, as operator of our facility, and we, as owner of our facility, must comply with numerous federal, state and local regulatory requirements including environmental requirements in the operation of our facility.

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

          On March 29, 1999, we received our Prevention of Significant Deterioration Permit, or “air permit,” from the Pennsylvania Department of Environmental Protection. The appeal period in respect of the air permit expired on

May 3, 1999 and no appeal was filed. The air permit required that our facility be constructed in a manner that would allow it to meet specified limitations on emissions of air pollutants. Under the construction agreement, Siemens Westinghouse was required to construct our facility to meet these requirements. During the April 2002 outage, Siemens Westinghouse made certain modifications to ensure the facility’s emissions would be within the limits set by the EPC construction contract. Testing on May 22, 2002 indicated the modifications to be successful and at that date the facility’s emissions were in compliance and Siemens-Westinghouse had met the emission guarantees of the EPC construction contract.

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

          The permits that have been obtained and that will be obtained contain ongoing requirements. Failure to satisfy and maintain any of the permit conditions or other applicable requirements could prevent the operation of our facility and/or result in additional costs.

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

Power Purchase Agreement

          We entered into an Amended and Restated Power Purchase Agreement, dated as of February 5, 1999, with Williams Energy for the sale to Williams Energy of all of the electric energy and capacity produced by our facility as well as ancillary services and fuel conversion services. We previously entered into arbitration with Williams Energy to resolve certain disputes regarding the proper interpretation of certain provisions of the power purchase agreement relating to amounts claimed by us to be payable by Williams Energy. On February 5, 2003 the arbitration panel handed their decision to the parties. The arbitration decision covered both revenue and non-revenue items. The most important item to us was in respect of the calculation of total available capacity, which was decided in our favor. However, there were several other items that were not in our favor. The net effect of these items for fiscal year 2002 was a reduction of revenues of approximately $320,000. For further information, please see “Legal Proceedings”.

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

          These prerequisites were met and the facility commenced operations, subject to the terms of the power purchase agreement, on December 28, 2001, accordingly, the power purchase agreement’s initial term is expected to expire on December 31, 2021.

Purchase and Sale of Capacity and Services

          During the term, commencing with the commercial operation date, we must sell and make available to Williams Energy on an exclusive basis, and Williams Energy must purchase and pay for, our facility’s net capacity and ability to generate electric energy. In addition, during the term, commencing with the commercial operation date, we must perform for Williams Energy on an exclusive basis, and Williams Energy must purchase and pay for fuel conversion services and ancillary services. Fuel conversion services consist of the generation of electric energy from fuel provided by Williams Energy. Ancillary services consist of services necessary to support the transmission of capacity and energy.

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

          We have been solely responsible for the negotiation and execution of the interconnection agreement with GPU Energy under which GPU Energy will own and be responsible for the electric metering equipment and the design, installation, construction and maintenance of the electrical facilities and protective apparatus, including any transmission equipment and related facilities, necessary to interconnect GPU Energy’s electrical system with our facility at the electric delivery point. This equipment cost approximately $5.1 million which was capitalized as part of the facility. Williams Energy reimbursed us for the reasonable GPU Energy costs (i.e., transmission facility costs, GPU Energy protective apparatus and other equipment, GPU Energy electric meters, and GPU Energy costs for PJM and other required interconnection-related studies) incurred, or to be reimbursed, by us under the interconnection agreement up to a maximum amount of which is in excess of the costs anticipated to be incurred by us under the interconnection agreement.

          Williams Energy was responsible for the installation and will be responsible for the maintenance and testing of the gas metering equipment, to the extent not otherwise installed, maintained and tested by the supplier of gas transportation services, as reasonably approved by us.

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

Events of Default; Termination; Remedies

          The following will constitute events of default under the power purchase agreement:

•	breach of any term or condition of the power purchase agreement, including, but not limited to, (1) any failure to maintain or to renew any security, (2) any breach of a representation, warranty or covenant or (3) failure of either party to make a required payment to the other party;

•	our facility is not available to provide fuel conversion services to Williams Energy during any period of 180 consecutive days after the commercial operation date, except as may be excused by force majeure or the absence of available natural gas, or if the non-availability is caused by an act or failure to act by Williams Energy where the action is required by the power purchase agreement;

•	we sell or supply net electric energy, ancillary services or capacity from our facility, or agree to do the same, to any person or entity other than Williams Energy, without the prior approval of Williams Energy;

•	failure by us for 30 consecutive days to perform regular and required maintenance, testing or inspection of the interconnection facilities, our facility and/or other electric equipment and facilities;

•	failure by us for 30 consecutive days to correct or resolve a material violation of any code, regulation and/or statute applicable to the construction, installation, operation or maintenance of our facility, the interconnection facilities, protective gas apparatus or any other electric equipment and facilities required to be constructed and operated under the power purchase agreement when the violation impairs our continued ability to perform under the power purchase agreement;

•	involuntary bankruptcy or insolvency of either party and continues for more than 60 days;

•	voluntary bankruptcy or insolvency by either party;

•	any modifications, alterations or other changes to our facility by or on behalf of us which prevent us from fulfilling, or materially diminishes our ability to fulfill, our obligations, duties, rights and responsibilities under the power purchase agreement and which after reasonable notice and opportunity to cure, are not corrected;

•	there will be outstanding for more than 60 days any unsatisfied final, non-appealable judgment against us in an amount exceeding $500,000, unless the existence of the unsatisfied judgment does not materially affect our ability to perform our obligations under the power purchase agreement; and

•	(1) The AES Corporation will cease to own, directly or indirectly, beneficially and of record, at least 50 percent of the equity interests in our company or will cease to possess the power to direct or cause the direction of our management or policies or (2) any person or an affiliate, other than The AES Corporation or an affiliate, authorized to act as a power marketer by FERC will own, directly or indirectly, beneficially or of record, any of the equity interests in our company.

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

Security

          Williams Energy has provided us a guaranty, issued by The Williams Companies, Inc., of Williams Energy’s performance and payment obligations under the power purchase agreement. Under the power purchase agreement, in the event that S&P or Moody’s rates the long-term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The Williams Companies, Inc. or an affiliate thereof, is required to replace such Williams Companies, Inc. guaranty, within thirty days, with an alternative security that is acceptable to us after loss of such investment grade rating.

          According to published sources, on July 23, 2002, S&P lowered the long term senior unsecured debt rating of The Williams Companies, Inc. to “BB” from “BBB-", and further lowered such rating to “B” on July 25, 2002. According to published sources, on July 24, 2002, Moody’s lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to “B1” from “Baa3.” According to published sources, this rating was further lowered on November 22, 2002 to “Caa1” by Moody’s.

          To satisfy the requirements of the power purchase agreement, on September 20, 2002, Citibank, N.A., issued a $35 million Irrevocable Standby Letter of Credit (“the Letter of Credit”) on behalf of Williams Energy. The Letter of Credit does not alter, modify, amend or nullify the guaranty issued by The Williams Companies, Inc. in favor of the Company and is considered to be additional security to the security amounts provided by such guaranty. The Letter of Credit became effective on September 20, 2002 and shall expire upon the close of business on July 10, 2003; except that the Letter of Credit will be automatically extended without amendment for successive one year periods from the present or any future expiration dates thereof, unless Citibank, N.A. provides written notice of its election not to renew the Letter of Credit at least thirty days prior to any such expiration date. Additionally, in a Letter Agreement dated September 20, 2002 (the “Letter Agreement”), Williams Energy agreed to (a) provide eligible credit support prior to the stated expiration date of the Letter of Credit and (b) replenish any portion of the Letter of Credit or eligible credit support that is drawn, reduced, cashed or redeemed, at any time, with an equal amount of Eligible Credit Support. Within twenty days prior to the expiration of the Letter of Credit and/or any expiration date of eligible credit support posted by Williams Energy, Williams Energy shall post eligible credit support to the Company in place of the Letter of Credit and/or any expiring eligible credit support unless The Williams Companies, Inc. regains and maintains its investment grade status, in which case the Letter of Credit or eligible credit support shall automatically terminate and no additional eligible credit support shall be required. We and Williams Energy acknowledge that the posting of such Letter of Credit and Williams Energy’s agreement and performance of the requirements of (a) and (b) as set forth in the immediately preceding sentence shall be in full satisfaction of Williams Energy’s obligations contained in Section 19.3 of the power purchase agreement to provide replacement security due to the downgrade of The Williams Companies, Inc. falling below investment grade status.

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

          By meeting the provisions in Section 6.3 of the construction agreement, provisional acceptance was granted by us on December 27, 2001. On March 12, 2003, we entered into a settlement agreement with Siemens Westinghouse concerning final acceptance. This agreement became effective as of that date and final acceptance was granted by us as of that date. For further information, please see “Legal Proceedings”.

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

Construction and Start-Up

          Siemens Westinghouse must perform certain services in accordance with prudent utility practices, generally accepted standards of professional care, skill, diligence and competence applicable to engineering, construction and project management practices, all applicable laws, all applicable permits, the real estate rights, the quality assurance plan, GPU Energy electrical interconnection requirements, the environmental requirements and safety precautions described in the construction agreement, and all of the requirements necessary to maintain the warranties granted by the subcontractors under the construction agreement. Siemens Westinghouse must perform the services in accordance with our construction schedule and must cause:

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

Contract Price and Payment

          The adjusted contract price, including base scope changes through the date of the construction agreement, is $241 million and commencing on the construction commencement date is to be paid in installments in accordance with the payment and milestone schedule. The contract price may be adjusted as a result of scope changes. We must make and have made scheduled payments to Siemens Westinghouse upon receipt of Siemens Westinghouse’s payment request unless the independent engineer fails to confirm the matters certified to by Siemens Westinghouse in the request, in which case we may defer the scheduled payments until the condition is satisfied. To date we have not deferred any payment. We withheld from each scheduled payment 5%, other than our project completion payment, of the payment until after final acceptance. As part of a settlement agreement, Siemens Westinghouse has agreed to waive their right to receive any payments with respect to the final milestone payment of $2.2 million and to the retainage of $12.1 million held by us. Additionally, Siemens Westinghouse made a payment of $4.8 million to us in respect of items related to final acceptance. This amount was recorded as a reduction in the cost of the facility. Upon the termination of the construction agreement, Siemens Westinghouse will be entitled to termination costs incurred by Siemens Westinghouse and subcontractors. We are not obligated to make any payment to Siemens Westinghouse at any time Siemens Westinghouse is in material breach of the construction agreement, unless Siemens Westinghouse is diligently pursuing a cure. All payments are subject to release of claims.

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

Mechanical Completion

          The agreement sets forth certain conditions that were required to be met in order for mechanical completion to occur. These conditions were deemed to be met on December 27, 2001 when provisional acceptance was granted.

Performance Tests and Power Purchase Agreement Output Tests

          Before project completion is met, Siemens Westinghouse must perform the performance tests and power purchase agreement output tests in accordance with criteria described in the construction agreement. Siemens Westinghouse must give us notice of the performance tests and power purchase agreement output tests. We must arrange for the disposition of output during start-up and testing. Siemens Westinghouse may declare the performance test or the power purchase agreement output test to be a completed performance test or a completed power purchase agreement output test, respectively, if during the tests the operation of our facility complies with applicable laws, applicable permits, guaranteed emissions limits and other required standards.

Provisional and Final Acceptance

          The agreement sets forth various requirements before provisional acceptance and final acceptance of the project would be made by us. We granted provisional acceptance on December 27, 2001. As part of a settlement agreement with Siemens Westinghouse, final acceptance was granted on March 12, 2003.

          Because we have granted final acceptance on March 12, 2003, Siemens Westinghouse will have no liability to us for any amounts thereafter arising as performance guarantee payments, other than any interim period rebates that arose prior to the final acceptance, for failure of our facility to achieve any or all of the applicable performance guarantees other than modifications to the facility as set forth in our settlement agreement.

Project Completion

          Project completion will be achieved under the construction agreement when:

•	Final acceptance of our facility will have occurred and the performance guarantees with respect to our facility will have been achieved, or in lieu of achievement of the performance guarantees, applicable rebates under the construction agreement will have been paid, we will have elected final acceptance. Pursuant to our arbitration settlement agreement, we granted final acceptance on March 12, 2003;

•	The reliability guarantee will have been achieved;

•	Siemens Westinghouse will have demonstrated during the completed performance test that the operation of our facility does not exceed the guaranteed emissions limits;

•	The requirements for achieving mechanical completion of our facility will continue to be met;

•	The punch list items will have been completed in accordance with the construction agreement; and

•	Siemens Westinghouse will have performed all of the services, other than those services, such as Siemens Westinghouse’s warranty obligations, which by their nature are intended to be performed after project completion.

          When Siemens Westinghouse believes that it has achieved project completion, it must deliver to us a notice of project completion. If we are satisfied that the project completion requirements have been met, we must deliver to Siemens Westinghouse a project completion certificate. If reasonable cause exists for doing so, we must notify Siemens Westinghouse in writing that project completion has not been achieved, stating the reasons therefore. If our project completion has not been achieved as so determined by us, Siemens Westinghouse must promptly take such action or perform the additional services as will achieve project completion and must issue to us another notice of project completion. The procedure must be repeated as necessary until project completion is achieved.

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

          Siemens Westinghouse began paying liquidated damages of $110,000 per day beginning 45 days after the guaranteed provisional acceptance date of May 22, 2001. The liquidated damages ceased to accrue on December 27, 2001, the date upon which provisional acceptance was granted. At December 31, 2001, we had invoiced Siemens Westinghouse approximately $19 million. At December 31, 2002, Siemens Westinghouse had paid all liquidated damages invoiced to them. These amounts were recorded as a reduction in the cost of the facility.

Performance Guarantees

Electrical Output

          If the average net electrical output of our facility at provisional acceptance or interim acceptance, whichever is the earlier to occur, is less than the natural gas-based electrical output guarantee, then Siemens Westinghouse must pay us, as a rebate, for each day during the interim period, an amount equal to $0.22 per day for each kilowatt by which the average net electrical output is less than the natural gas-based electrical output guarantee. During performance testing output was calculated to be 37,854 kilowatts less than the natural gas-based electrical output guarantee. The daily charge for this amount has been calculated at $8,328 per day.

          At the conclusion of the April 2002 outage, Siemens-Westinghouse retested the facility and achieved no improvement in electrical output. The daily charge for electrical output shortfall remained at $8,328 per day through June 30, 2002.

          Output was improved in July 2002 to 3,195 kilowatts less than the natural gas-based electrical output guarantee and accordingly the interim rebate was lowered to $645 per day on July 4, 2002, the day we began receiving higher capacity payments from Williams Energy.

          Under the terms of the agreement, various provisions relating to electrical output performance provided either for a bonus to be paid by us to Siemens Westinghouse or for Siemens Westinghouse to pay us a rebate based on the outcome of those performance tests. As a result of our settlement agreement, however, Siemens Westinghouse is deemed to have met but not exceeded the performance guarantees and no bonus will be paid by us and no rebate will be paid by Siemens Westinghouse.

Heat Rate Guarantees

          If the average net heat rate of our facility at provisional acceptance and/or interim acceptance, if having occurred before final acceptance, exceeds the natural gas-based heat rate guarantee, then Siemens Westinghouse must pay us, as a rebate, for each day during the interim period, an amount equal to $44 per day for each BTU/KwH by which the measured net heat rate is greater than the natural gas-based heat rate guarantee. During performance testing heat rate was calculated to be 162 BTU/KwH more than the natural gas-based heat rate guarantee. The daily charge for this amount has been calculated at $7,116 per day.

          At the conclusion of the April outage Siemens-Westinghouse retested the facility and achieved an improvement in heat rate. During performance testing heat rate was calculated to be 71 BTU/KwH more than the natural gas-based natural heat rate guarantee. The daily charge for this amount has been calculated at $3,118 per day. The improvement in heat rate commenced on May 23, 2002, and the lesser amount was invoiced to Siemens-Westinghouse from that date until December 31, 2002.

          Under the terms of the agreement, various provisions relating to heat performance provided either for a bonus to be paid by us to Siemens Westinghouse or for Siemens Westinghouse to pay us a rebate based on the outcome of those performance tests. As a result of our settlement agreement, however, Siemens Westinghouse is deemed to have met but not exceeded the performance guarantees and no bonus will be paid by us and no rebate will be paid by Siemens Westinghouse.

Limitation of Liability

          In no event will Siemens Westinghouse’s liability exceed (1) the Delay LD SubCap, the aggregate of which is equal to 20% of the contract price, and (2) the Total LD SubCap (the aggregate amount of which is equal to 45% of the contract price).

Liability and Damages

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

          Warranties and Guarantees

          Siemens Westinghouse warrants and guarantees that during the applicable warranty period:

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

          In December 2001, we reached an agreement with Siemens Westinghouse to eliminate the requirement to use fuel oil as a secondary fuel from the construction agreement. In a separate agreement, Williams Energy agreed to eliminate the requirement to use fuel oil as a secondary fuel from the power purchase agreement contract. The result of the non-use of fuel oil will enhance the reliability of the plant as well as increase the efficiency of the plant.

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

Risk of Loss

          Until the risk transfer date, which was December 27, 2001, the date at which provisional acceptance was achieved, Siemens Westinghouse bore the risk of loss and full responsibility for the costs of replacement, repair or reconstruction resulting from any damage to or destruction of our facility or any materials, equipment, tools and supplies, which are purchased for permanent installation in or for use during construction of our facility. Since December 27, 2001, the risk transfer date with respect to our facility, we have born all risk of loss and full responsibility for repair, replacement or reconstruction with respect to any loss, damage or destruction to our facility.

Termination

     Termination for Company’s Convenience

          We may for our convenience terminate any part of the services or all remaining services at any time upon 30 days’ prior written notice to Siemens Westinghouse specifying the part of the services to be terminated and the effective date of termination. We may elect to suspend completion of all or any part of the services upon 10 days’ prior written notice to Siemens Westinghouse or, in emergency situations, upon prior notice as circumstances permit.

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

Consequences of Termination

•	Upon any termination, unless the termination is pursuant to any default, Siemens Westinghouse will have been paid all amounts due and owing to it under the construction agreement and it is not deemed to constitute a waiver by Siemens Westinghouse of any rights to payment it may have as a result of a non-default related termination in the event of a termination pursuant to a default, we may, at our option elect to have ourselves, or our designee, which may include any other affiliate of The AES Corporation or any third-party purchaser, (1) assume responsibility for and take title to and possession of our project and any or all work, materials or equipment remaining at the facility site and (2) succeed automatically, without the necessity of any further action by Siemens Westinghouse, to the interests of Siemens Westinghouse in any or all items procured by Siemens Westinghouse for our project and in any and all contracts and subcontracts entered into between Siemens Westinghouse and any subcontractor with respect to the equipment specified in the construction agreement with respect to any or all other subcontractors selected by us which are materially necessary to the timely completion of our project, Siemens Westinghouse must use all reasonable efforts to enable us, or our designee, to succeed to Siemens Westinghouse’s interests thereunder.

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

•	provide miscellaneous hardware;

•	provide us with material safety data sheets for all hazardous materials Siemens Westinghouse intends to bring/use on the facility site;

•	provide the services of a maintenance program engineer to manage the combustion turbine maintenance program; and

•	provide TFA Services.

•	We are responsible for, among other things:

•	storing and maintaining parts, materials and tools to be used in or on the combustion turbine;

•	maintaining and operating the combustion turbine consistently with the warranty conditions;

•	ensuring that its operator and maintenance personnel are properly trained;

•	transporting program parts in need of repair/refurbish; and

•	providing Siemens Westinghouse, on a monthly basis, with the required equivalent starts and equivalent base load hours (“EBHs”).

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

Changes in Operating Restrictions

          The maintenance services agreement requires that each combustion turbine be operated in accordance with the requirements of the power purchase agreement and prudent utility practices, with 8,000 EBH/year and 100 equivalent starts per year by using natural gas fuel and water. Should the actual operations differ from these operating parameters which cause a scheduled outage to be planned/performed earlier or later than as expected, then, under a change order, an adjustment in the scope, schedule, and price must be made.

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

          The interconnection facilities and protective gas apparatus needed to generate and deliver net electric and/or ancillary services to the electric delivery point were completed in 2001, as required under the power purchase agreement.

Scope

          The interconnection agreement became effective on March 23, 1999 (the effective date established by FERC), and will continue in full force and effect until a mutually agreeable termination date not to exceed the retirement date for our facility.

Our Obligations

          At December 31, 2002, we owned, operated and maintained a portion of the interconnection facilities, including, but not limited to, a 230 kV switchyard, including generator step up transformers, instrument transformers, revenue metering, power circuit breakers, control and protective relay panels, supervisory control and data acquisition equipment, and protective relaying equipment.

          We reimbursed GPU Energy for its actual costs of installing the interconnection facilities. Our payments to GPU Energy have consisted of an advance payment of $500,000 on the execution date of the interconnection agreement, another payment of $40,000 within 30 days of the execution date of the interconnection agreement (for work undertaken by GPU Energy prior to December 17, 1998), a payment of $1,000,000 at financial closing, June 25, 1999, and monthly invoices for the work performed.

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

Operations Agreement

          We entered into a Development and Operations Services Agreement, dated as of June 1, 1999, with AES Prescott by which AES Prescott is providing development and construction management services and, after the commercial operation date, operating and maintenance services for our facility for a period of 27 years. Under the operations agreement, AES Prescott is responsible for, among other things, preparing plans and budgets related to start-up and commercial operation of our facility, providing qualified operating personnel, making repairs, purchasing consumables and spare parts (not otherwise provided under the maintenance services agreement) and providing other services as needed according to industry standards. During fiscal year 2002, AES Prescott was compensated for the services on a cost plus fixed-fee basis of $421,000 per month. The fee is adjusted annually by the change in Gross Domestic Product, Implicit Price Deflator. Total fees paid by us were $5.0 million for the year ended December 31, 2002. Under the services agreement between AES Prescott and The AES Corporation, The

AES Corporation provides to AES Prescott all of the personnel and services necessary for AES Prescott to comply with its obligations under the operations agreement.

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

Compensation

          We are obligated to pay City of Lebanon Authority monthly for all effluent delivered to the point of delivery during the prior month. The base rate for effluent supplied is: (1) for 0-2,160,000 gallons per day, $0.29 per thousand gallons and (2) for 2,160,000 or greater gallons per day, $0.21 per thousand gallons, which rates are subject to annual adjustments for inflation.

Pipeline and Real Estate Rights

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

ITEM 2.     Properties

          Our principal property is the land for the facility site, which we own, and the completed power plant. The facility site is located in South Lebanon Township, Lebanon County, Pennsylvania on an approximately 35-acre parcel of land. We have access, utility, drainage and construction easements across neighboring property. We are able to use these easements as long as there is no default under the agreements with the owner of the adjacent property and we are using the facility site for a power plant. We have constructed a rail spur to facilitate the transportation of heavy equipment to the facility site, but will not maintain rights in the rail spur after construction has been completed. We have title insurance in connection with our property rights. In June and December 2001, we purchased two parcels of land of approximately 15 acres, contiguous to the existing property for approximately $619,000.

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

          Our facility was designed, engineered, procured and constructed for us by Siemens Westinghouse under a fixed-price construction agreement. Among other components, our facility uses two Siemens Westinghouse model 501G combustion turbines with hydrogen-cooled generators, two unfired heat recovery steam generators and one multi-cylinder steam turbine with a hydrogen-cooled generator. Siemens Westinghouse has provided us with specific combustion turbine maintenance services and spare parts for an initial term of between eight and ten years, depending on the timing of scheduled outages, under a maintenance services agreement. Under the power purchase agreement, Williams Energy or its affiliates will supply fuel necessary to allow us to provide capacity, fuel conversion and ancillary services to Williams Energy. AES Prescott, the operator, will provide development, construction management and operations and maintenance services for our facility under an operations agreement. We will provide installation, operation and maintenance of facilities necessary to interconnect our facility to the transmission system of GPU Energy, under an interconnection agreement.

ITEM 3.     Legal Proceedings

Developments Relating to Siemens Westinghouse

          We previously had a dispute with Siemens Westinghouse over which party was responsible for the payment of the cost of electricity and natural gas used by the project during certain periods prior to the December 28, 2001 commercial acceptance. On March 12, 2003, we entered into a settlement agreement with Siemens Westinghouse entitled Agreement Change Order No. 71 concerning final acceptance. This agreement became effective as of that date and final acceptance was granted by us as of that date.

          The terms of the agreement include but are not limited to the following items:

          We have agreed not to pursue the cost of electricity and natural gas used by the project during certain periods prior to the December 28, 2001 commercial acceptance date. These costs totaled approximately $10.7 million, and were included in accounts receivable.

          We have agreed to pay approximately $156,000 in respect of an outstanding amount claimed by Siemens Westinghouse regarding an April 2002 outage to test and inspect the facility. This amount was included in our calculation of the April outage and was recorded in Accounts Payable. Siemens Westinghouse has agreed to waive their right to receive any payments with respect to a milestone payment of $2.2 million and to the retainage amounts relating to performance guarantees of $12.1 million held by us. Additionally, Siemens Westinghouse made a payment of $4.8 million to us in respect of items related to final acceptance. This amount was recorded as a reduction in the cost of the facility. The financial impact from the settlement has been recorded in our financial statements as of December 31, 2002. The effect of this settlement for fiscal year 2002 was a reduction in insurance of $291,000 and a $182,000 reduction in depreciation as a result of the reduction in facility cost.

Developments Relating to Williams Energy

          We previously entered into arbitration with Williams Energy to resolve certain disputes regarding the proper interpretation of certain provisions of the power purchase agreement relating to amounts claimed by us to be payable by Williams Energy.

          On February 5, 2003 the arbitration panel handed down its decision. The arbitration decision covered both revenue and non-revenue items. The revenue items were mainly concerned with the interpretation the power purchase agreement regarding the of calculation of revenue. The net effect of these items was a reduction of revenues for 2002 of approximately $320,000.

          Additionally, we are in ongoing discussions with Williams Energy relating to the calculation of certain amounts under the power purchase agreement. Under the agreement we have earned an annual availability bonus and capacity payment for 2002. We have invoiced Williams Energy approximately $1.4 million as an annual availability bonus for 2002 and approximately $0.1 million as a capacity payment for 2002. Because the amounts are in dispute, we have recognized only the amounts Williams Energy has paid us, approximately $0.3 million. We will continue to discuss with Williams Energy the calculation of these amounts but are unable to predict the outcome of these discussions and their potential impact on our ability to collect these revenue items either for 2002 or in the future.

ITEM 4.     Submission of Matters to a Vote of Security Holders

          Not applicable pursuant to General Instruction I of the Form 10-K.

PART II

ITEM 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

          There is no market for our equity interests. All of our member interests are owned by our parent, AES Ironwood, Inc., a subsidiary of The AES Corporation. During December 2002 we declared and paid $4.3 million in dividends to AES Ironwood, Inc.

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

General

          We were formed on October 30, 1998 to develop, construct, own, operate and maintain the facility. We were dormant until June 25, 1999, the date of the sale of the senior secured bonds. We granted provisional acceptance on December 27, 2001. We commenced commercial operations subject to the power purchase agreement on December 28, 2001. We obtained $308.5 million of project financing from the sale of the senior secured bonds. The total cost of the construction of our facility was estimated to be approximately $339.1 million, which was financed by the proceeds from the sale of the senior secured bonds and the equity contributions described below. As a result of the Siemens Westinghouse settlement, the facility cost was reduced by approximately $7.3 million. In May 2000, we consummated an exchange offer whereby the holders of the senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds.

Equity Contributions

          Under an Equity Subscription Agreement, AES Ironwood, Inc. is obligated to contribute up to approximately $50.1 million in the form of either subordinated debt or equity to us to fund project costs. In 2001 AES Ironwood, Inc. provided a $30 million subordinated loan to us under the equity subscription agreement. In January 2002, the $30 million payable to AES Ironwood, Inc. was converted to an equity contribution. On February 26, 2002, AES Ironwood, Inc. contributed an additional $8.8 million of equity to us. The remaining $9.1 million contribution was supported by a surety bond until June 25, 2002, when the surety bond expired. At that time the surety bond was replaced by an acceptable letter of credit in the amount of $9.1 million. The need for the letter of credit ceased with the granting of final acceptance on March 12, 2003. We have notified the collateral agent and have requested they release us of this requirement.

Results of Operations

          For the years ended December 31, 2002, 2001 and 2000, operating revenues were approximately $51.9 million, $1.2 million and $0 respectively. Operating revenues consist of capacity payments of approximately $3.9 million per month. The remaining revenue consists of fuel conversion and heat rate bonus payments. Operating revenues in 2002 reflect a full year of operation. Operating revenues in 2001 reflected operation for a portion of the month of December. There were no operating revenues in 2000 as the facility was under construction.

          For the years ended December 31, 2002, 2001 and 2000, depreciation expense was approximately $10.1 million, $85,000 and $0 respectively. Depreciation expense in 2002 reflects a full year of operation. Depreciation expense in 2001 reflected operation for a portion of the month of December. There was no depreciation expense in 2000 as the facility was under construction.

          For the years ended December 31, 2002, 2001 and 2000, management services and fees were approximately $8.4 million, $20,000 million and $0 respectively. Management services and fees in 2002 reflect a full year of operation. Management services and fees in 2001 reflected operation for a portion of the month of December and management services and fees that were not capitalized as part of the construction of the facility.

          For the years ended December 31, 2002, 2001 and 2000, operating fees were approximately $5.0 million, $0 million and $0 respectively. Operating fees in 2002 reflect a full year of operation. Operating fees in 2001 reflected operation for a portion of the month of December and operating expenses that were not capitalized as part of the construction of the facility.

          For the years ended December 31, 2002, 2001 and 2000, interest cost incurred on the bond proceeds not spent on construction of our facility was approximately $27.2 million, $0.2 million and $2.9 million respectively, and is included as interest expense in the statements of operations. This increase reflects the impact of a full year of operation in 2002 compared to operation for a portion of the month of December in 2001.

          A portion of the proceeds from the sale of the senior secured bonds had not yet been expended on construction and were invested by the trustee. For the years ended December 31, 2002, 2001 and 2000, the interest income earned on these invested funds was approximately $0.1, $0.5 million and $2.7 million, respectively, and is included in the Statements of Operations.

          For the years ended December 31, 2002, 2001 and 2000, general and administrative costs of $5.5 million, $0.4 million and $0.3 million, respectively, were incurred. These costs did not directly relate to construction and are included as expenses in the Statement of Operations. This increase reflects the impact of a full year of operation in 2002 compared to operation for a portion of the month of December in 2001.

          For the year ended 2002, we had a net loss of $1.6 million versus net income of $1.0 million for 2001. For fiscal year 2000, we had a net loss of $0.5 million. The net loss for 2002 is attributable to our costs being higher than originally budgeted. We incurred increased expenses due to arbitration, higher security costs, and other smaller operating items. The facility was in operation for a portion of December 2001 and there were no operations in 2000.

          Additionally, we are in ongoing discussions with Williams Energy relating to the calculation of certain amounts under the power purchase agreement. Under the agreement we have earned an annual availability bonus and an additional capacity payment for 2002. We have invoiced Williams Energy approximately $1.4 million as an annual availability bonus for 2002 and approximately $0.1 million as a capacity payment for 2002. Because the amounts are in dispute, we have only recognized the amounts that Williams Energy paid us, approximately $0.3 million. We will continue to discuss with Williams Energy the calculation of these amounts but are unable to predict the outcome of these discussions and their potential impact on our ability to collect these contractual items either for 2002 or in the future.

          Other income in 2002 consisted of $3.5 million from Siemens Westinghouse relating to their payment of performance guarantees and $1.3 million from the sale of excess fuel.

Liquidity and Capital Resources

          The minimum cash flow from Williams Energy under the power purchase agreement is approximately $4.0 million per month. Net operating cash outflows are approximately $1.3 million per month. The balance left will provide for senior debt interest and principal payments. Additionally, a significant monthly expenditure is for payment of our long term service agreement with Siemens Westinghouse. This agreement provides that we pay approximately $400 per gas turbine per equivalent operating hour. In the event we are not required to dispatch the facility, there is no charge. While operating at base load, the estimated monthly payment for the long term service agreement could be as much as $450,000. We believe that our cash flows are sufficient to fund our future operations and to satisfy our outstanding obligations.

          We believe that cash flows from the sale of electricity under the power purchase agreement will be sufficient to pay ongoing project costs, including principal and interest on the senior secured bonds. After the power purchase agreement expires, we will depend on market sales of electricity.

          In order to provide liquidity in the event of cash flow shortfalls, the debt service reserve account contains an amount equal to the debt service reserve account required balance through cash funding, issuance of the debt service reserve letter of credit or a combination of the two.

Concentration of Credit Risk in Williams Energy and Affiliates

          Williams Energy currently is our sole customer for purchases of capacity, ancillary services, and energy, and our sole source for fuel. Williams Energy’s payments under the power purchase agreement are expected to provide all of our revenues during the term of the power purchase agreement. It is uncertain whether we would be able to find another purchaser or fuel source on similar terms for our facility if Williams Energy were not performing under the power purchase agreement. Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the power purchase agreement would have a severe impact on our operations. The payment obligations of Williams Energy under the power purchase agreement are guaranteed by The Williams Companies, Inc. The payment obligations of The Williams Companies, Inc. are capped at an amount equal to 125% of the sum of the principal amount of our senior secured bonds, plus the maximum debt service reserve account balance. At December 31, 2002, this amount was approximately $400 million.

          Under the power purchase agreement, in the event that S&P or Moody’s rate the long-term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The Williams Companies, Inc., or affiliate thereof, is required to replace The Williams Companies, Inc. guaranty with an alternative security that is acceptable to the Company. According to published sources, on July 23, 2002, S&P lowered the long term senior unsecured debt rating of The Williams Companies, Inc. to “BB” from “BBB-", and further lowered such rating to “B” on July 25, 2002. According to published sources, on July 24, 2002, Moody’s lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to “B1” from “Baa3.” According to published sources, this rating was further lowered on November 22, 2002 to “Caa1” by Moody’s. Accordingly, The Williams Companies, Inc.‘s long-term senior unsecured debt is currently rated below investment grade by both S&P and Moody’s.

          In an action related to the ratings downgrade of The Williams Companies, Inc., S&P lowered its ratings on our senior secured bonds to “BB-” from “BBB-” on July 26, 2002, and placed the rating on credit watch. On November 27, 2002, Moody’s lowered its ratings on our senior secured bonds to “B2” from “Ba2”. We do not believe that such ratings downgrades will have any other direct or immediate effect on us, as none of the other financing documents or project contracts have provisions that are triggered by a reduction of the ratings of the bonds.

          To satisfy the requirements of the power purchase agreement, on September 20, 2002, Citibank, N.A. issued a $35 million Irrevocable Letter of Credit (“the Letter of Credit”) on behalf of Williams Energy. The Letter of Credit does not alter, modify, amend or nullify the guaranty issued by The Williams Companies, Inc. in favor of the Company and is considered to be additional security to the security amounts provided by such guaranty. The Letter of Credit became effective on September 20, 2002 and shall expire upon the close of business on July 10, 2003; except that the Letter of Credit will be automatically extended without amendment for successive one year periods from the present or any future expiration date hereof, unless Citibank, N.A. provides written notice of its election not to renew the Letter of Credit at least thirty days prior to any such expiration date. Additionally, in a Letter Agreement dated September 20, 2002, Williams Energy agreed to (a) provide Eligible Credit Support prior to the stated expiration date of the Letter of Credit and (b) replenish any portion of the Letter of Credit or Eligible Credit Support that is drawn, reduced, cashed or redeemed, at any time, with an equal amount of Eligible Credit Support. Within twenty days prior to the expiration of the Letter of Credit and/or any expiration date of eligible credit support posted by Williams Energy, Williams Energy shall post eligible credit support to the Company in place of the Letter of Credit and/or any expiring eligible credit support unless The Williams Companies, Inc. regains and maintains its investment grade status, in which case the Letter of Credit or eligible credit support shall automatically terminate and no additional eligible credit support shall be required. We and Williams Energy acknowledge that the posting of such Letter of Credit and Williams Energy’s agreement and performance of the requirements of (a) and (b) as set forth in the immediately preceding sentence shall be in full satisfaction of Williams Energy’s obligations contained in Section 19.3 of the power purchase agreement to provide replacement security due to the downgrade of The Williams Companies, Inc. falling below investment grade status.

          Our dependence on The Williams Companies, Inc. and its affiliates under the power purchase agreement exposes us to possible loss of revenues and fuel supply, which in turn, could negatively impact our cash flow and financial condition and could result in a default under our senior secured bonds. There can be no assurance as to our ability to generate sufficient cash flow to cover operating expenses or our debt service obligations in the absence of a long term power purchase agreement with Williams Energy.

Business Strategy and Outlook

          Under our overall business strategy, we are committed to market and sell all of our net capacity, fuel conversion and ancillary services to Williams Energy during the 20 year term of the power purchase agreement. After expiration of the power purchase agreement, we anticipate selling our facility’s capacity, ancillary services and energy under a power purchase agreement or into the Pennsylvania/New Jersey/Maryland power pool market. We intend to cause the facility to be managed, operated and maintained in compliance with the project contracts and all applicable legal requirements.

Recent and New Accounting Pronouncements

          Effective January 1, 2001, the Company adopted SFAS No. 133, entitled “Accounting for Derivative Instruments and Hedging Activities,” which, as amended, establishes new accounting and reporting standards for derivative instruments and hedging activities. The Company produces and sells electricity, as well as provides fuel conversion and ancillary services, solely to Williams Energy under the power purchase agreement. The Company does not believe that the power purchase agreement meets the definition of a derivative under SFAS No. 133 and, as such, should not be accounted for as a derivative. The Company has no other contracts that meet the definition of a derivative or an embedded derivative under SFAS No. 133. Therefore, there is no impact on the Company’s financial statements as of January 1, 2001, December 31, 2001, or for the period ending December 31, 2002.

          In July 2001, the FASB issued SFAS No. 143, entitled “Accounting for Asset Retirement Obligations.” This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with long-lived assets. Under this Statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long lived asset. The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related asset. We have determined that the effects of the adoption of SFAS No. 143 on our financial position and results of operations will not be material.

          In August 2001, the FASB issued SFAS No. 144, entitled “Accounting for Impairment or Disposal of Long-Lived Assets.” The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and generally are to be applied prospectively. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 provides guidance for developing estimates of future flows used to test assets for recoverability and requires that assets to be disposed of be classified as held for sale when certain criteria are met. The statement also extends the reporting of discontinued operations to all components of an entity and provides guidance for recognition of liability for obligations associated with a disposal activity. The initial adoption of the provisions of SFAS No. 144 did not have any material impact on its financial position or results of operations.

          In April 2002, the FASB issued SFAS No. 145, entitled “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with the sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The adoption of this standard by the Company did not have any immediate effect on the Company’s consolidated financial statements.

          In June 2002, the FASB issued SFAS No. 146, entitled “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. This standard will be accounted for prospectively.

          In November 2002, the FASB issued Interpretation No. 45, entitled “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation establishes new disclosure requirements for all guarantees, but the measurement criteria are applicable to guarantees issued and modified after December 31, 2002. The Company has not yet determined the impact that this standard may have on its financial statements.

Critical Accounting Policies

General

          We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are most critical to understanding and evaluating our reported financial results include the following: Revenue Recognition; Property Plant and Equipment and Contingencies.

Revenue Recognition

          We generate energy revenues under our power purchase agreement with Williams Energy. During the 20 year term of the agreement, we expect to sell electric energy and capacity produced by the facility, as well as ancillary and fuel conversion services. Under the power purchase agreement, we also generate revenues from meeting (1) base electrical output guarantees and (2) heat rate rebates through efficient electrical output. Revenues from the sales of electric energy and capacity are recorded based on output delivered and capacity provided at rates as specified under contract terms. Revenues for ancillary and other services are recorded when the services are rendered.

          Upon its expiration, or in the event that the power purchase agreement is terminated prior its 20 year term, we would seek to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short- or long-term power purchase or similar agreements. There can be no assurances as to the whether such efforts would be successful.

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

Description of Asset	Depreciable Life	December 31, 2002 (in thousands)

Plant	40	$ 230,369
Buildings	40	461
Land Improvements	40	10,894
Equipment	40	2,921
Rotable Turbine Parts	28	11,839
Development Costs	25	23,595
Rotable Turbine Parts	24	8,541
Rotable Turbine Parts	20	3,227
Furniture & Fixtures	15	741
Rotable Turbine Parts	15	1,805
Rotable Turbine Parts	12	11,182
Capitalized Outage April 2002	12	3,552
Rotable Turbine Parts	7	7,205
Data Processing Equipment	7	499
Vehicles	5	566
Projects	n/a	3,060
Spare Parts	n/a	2,288

		$ 322,745

Contingencies

          We previously entered into arbitration with Williams Energy to resolve certain disputes regarding the proper interpretation of certain provisions of the power purchase agreement relating to amounts claimed by us to be payable by Williams Energy. (See “Legal Proceedings”). Additionally, we are in ongoing discussions with Williams Energy relating to the calculation of certain amounts under the power purchase agreement. Under the agreement, we have earned an annual availability bonus and an additional capacity payment for 2002. We have invoiced Williams Energy approximately $1.4 million as an annual availability bonus for 2002 and approximately $0.1 million as a capacity payment for 2002. Because the amounts are in dispute, we have only recognized the amounts that Williams Energy has paid us, approximately $0.3 million. We will continue to discuss with Williams Energy the calculation of these amounts but are unable to predict the outcome of these discussions and their potential impact on our ability to collect these revenue items either for 2002 or in the future.

Commitments

          Interest on the Bonds is payable quarterly in arrears. Quarterly principal payments on the Bonds commenced on February 28, 2002. The final maturity date for the Bonds is November 30, 2025.

          Principal and interest is payable as follows at December 31 (in thousands)

Year	Principal	Interest	Total
2003	$4,751	$26,991	$31,742
2004	6,355	26,426	32,781
2005	7,034	26,078	33,112
2006	7,157	25,305	32,462
2007	9,132	24,605	33,737
2008-2025	272,095	246,092	518,187

Total payments	$306,524	$375,497	$682,021

ITEM 7A.      Quantitative and Qualitative Disclosure About Market Risk

          The bonds have an aggregate principal amount of $306.5 million at December 31, 2002. The bonds bear interest at a fixed rate per annum of 8.857% and are due 2025. Interest on these bonds is payable quarterly in arrears on February 28, May 31, August 31 and November 30 of each year. The bonds are secured ratably by a lien on and security interest in shared collateral, which consists of substantially all of our assets. In addition, the indenture accounts, the debt service reserve account and the debt service reserve letter of credit (other than to the extent of the debt service reserve letter of credit provider’s right to specific proceeds there under) are separate collateral solely for the benefit of the holders of the bonds. The fair value of these bonds at December 31, 2002 was approximately $214.0 million. We are not subject to interest rate risk as the interest rates associated with our outstanding indebtedness are fixed over the life of the bonds. We currently have no other financial or derivative financial instruments. We do not believe that we face other material risks requiring disclosure pursuant to Item 305 of Regulation S-K.

          In an action related to the ratings downgrade of The Williams Companies, Inc., S&P lowered its ratings on our senior secured bonds to “BB-” from “BBB-” on July 26, 2002, and placed the rating on credit watch. On November 27, 2002, Moody’s lowered its ratings on our senior secured bonds to “B2” from “Ba2”. We do not believe that such ratings downgrades will have any other direct or immediate effect on us, as none of the other financing documents or project contracts have provisions that are triggered by a reduction of the ratings of the bonds.

ITEM 8.     Financial Statements and Supplemental Data

AES IRONWOOD, L.L.C.
AN INDIRECT WHOLLY OWNED SUBSIDIARY
OF THE AES CORPORATION

INDEPENDENT AUDITORS’ REPORT

To the Member of
AES Ironwood, L.L.C.:

          We have audited the accompanying balance sheets of AES Ironwood, L.L.C. (an indirect wholly owned subsidiary of The AES Corporation) (the Company) as of December 31, 2002 and 2001 and the related statements of operations, changes in member’s capital and cash flows for the year ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, such financial statements present fairly, in all material respects, the financial position of AES Ironwood, L.L.C., as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

          As more fully discussed in Note 6, the Company’s dependence upon Williams Energy Marketing & Trading Company under the Power Purchase Agreement exposes the Company to possible loss of revenues and fuel supply. There can be no assurances as to the Company’s ability to generate sufficient cash flow to cover operating expenses or debt service obligations in the absence of a Power Purchase Agreement with Williams Energy Marketing & Trading Company and related guaranty by The Williams Companies, Inc. or their affiliates.

/s/ Deloitte & Touche LLP
McLean, Virginia

February 20, 2003 (March 12, 2003 as to the third paragraph of Note 7)

AES IRONWOOD, L.L.C.
AN INDIRECT WHOLLY OWNED SUBSIDIARY
OF THE AES CORPORATION

BALANCE SHEETS,
DECEMBER 31, 2002 AND 2001
(DOLLARS IN THOUSANDS)

	December 31, 2002	December 31, 2001
ASSETS:

Current assets:
Cash and cash equivalents	$ 1,088	$ 7,594
Interest receivable	8	39
Accounts receivable – net	10,135	17,863
Accounts receivable – parent and affiliates	—	365
Prepaid expenses	2,511	—
Inventory – fuel	26	—
Restricted cash – debt service reserve	5,803	5,413

Total current assets	19,571	31,274

Land	1,143	1,143
Property, plant, and equipment–net of accumulated depreciation of $10,188 and $85, respectively	322,745	332,519
Restricted cash–certificate of deposit	77	77
Deferred financing costs–net of accumulated amortization of $508 and $363, respectively	3,127	3,272
Other assets	753	268

Total assets	$ 347,416	$ 368,553

LIABILITIES AND MEMBER’S CAPITAL:

Current liabilities:
Accounts payable	$ 2,666	$ 16,023
Accrued interest	2,262	2,277
Payable to AES and affiliates	2,873	1,949
Retention payable	—	11,941
Note payable	2,328	—
Bonds payable, current	4,751	1,974

Total current liabilities	14,880	34,164

Bonds payable	301,773	306,526
Subordinated loan payable to parent	—	30,000

Total liabilities	316,653	370,690

Commitments and Contingencies (Notes 4, 5, 6 and 7)

Member’s capital:
Common stock, $1 par value–10 shares authorized, none issued or outstanding	—	—
Contributed capital	38,800	—
Member’s deficit	(8,037)	(2,137)

Total member’s capital	30,763	(2,137)

Total liabilities and member’s capital	$ 347,416	$ 368,553

See notes to financial statements.

AES IRONWOOD, L.L.C.
AN INDIRECT WHOLLY OWNED SUBSIDIARY
OF THE AES CORPORATION

STATEMENTS OF OPERATIONS,
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(DOLLARS IN THOUSANDS)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Energy	$51,852	$1,158	$—

OPERATING EXPENSES
Depreciation	(10,103)	(85)	—
Management services and fees	(8,364)	(20)	—
Operating fee	(5,042)	—	—
Other	(2,102)	—	—
General and administrative costs	(5,508)	(354)	(257)

Operating income (loss)	20,733	699	(257)

OTHER INCOME/EXPENSE
Other income	4,774	—	—
Interest income	138	489	2,661
Interest expense	(27,244)	(153)	(2,935)

NET (LOSS) INCOME	$(1,599)	$1,035	$(531)

See notes to financial statements.

AES IRONWOOD, L.L.C.
AN INDIRECT WHOLLY OWNED SUBSIDIARY
OF THE AES CORPORATION

STATEMENTS OF CHANGES IN MEMBER’S CAPITAL,
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
(DOLLARS IN THOUSANDS)

	Common Stock
	Shares	Amount	Contributed Capital	Accumulated Defecit	Total
BALANCE DECEMBER 31, 1999	—	$—	$—	$(2,641)	$(2,641)
Net loss	—	—	—	(531)	(531)
BALANCE DECEMBER 31, 2000	—	—	—	(3,172)	(3,172)
Net income	—	—	—	1,035	1,035

BALANCE DECEMBER 31, 2001	—	—	—	(2,137)	(2,137)
Net loss	—	—	—	(1,599)	(1,599)

Dividends paid	—	—	—	(4,301)	(4,301)
Contributed capital	—	—	8,800	—	8,800
Conversion of debt to equity	—	—	30,000	—	30,000

BALANCE DECEMBER 31, 2002	—	$—	$38,800	$(8,037)	$30,763

See notes to financial statements.

AES IRONWOOD, L.L.C.
AN INDIRECT WHOLLY OWNED SUBSIDIARY
OF THE AES CORPORATION

STATEMENTS OF CASH FLOWS,
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
(DOLLARS IN THOUSANDS)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
OPERATING ACTIVITIES:
Net (loss) income	$(1,599)	$1,035	$(531)
Amortization of deferred financing costs	145	145	174
Depreciation	10,103	85	—
Change in:
Interest receivable	31	54	344
Accrued interest	(15)	—	(152)
Accounts receivable	301	—	—
Accounts receivable – parent and affiliates	365	(292)	—
Accounts payable	(1,357)	—	—
Change in payable parent and affiliates	924	—	—
Certificate of deposit	—	308	—
Other assets	(485)	142	—
Prepaid expense	(2,511)	—	—
Inventory	(26)	—	—

Net cash provided by (used in) operating activities	5,876	1,477	(165)

INVESTING ACTIVITIES:
Payments for construction in progress	—	(33,907)	(54,227)
Payments for property, plant and equipment	(328)	—	—
Change in construction related payables	(12,000)	16,908	(18,730)
Payments for land	—	(615)	—
Change in construction related receivables	7,426	(17,564)	(372)
Change in restricted cash including debt service reserve	(390)	10,850	74,450
Change in retention payable	(11,941)	—	—
Change in note payable	2,328	—	—

Net cash (used in) provided by investing activities	(14,905)	(24,328)	1,121

FINANCING ACTIVITIES:
Payments for project debt	(1,976)
Payments for deferred financing costs	—	—	(1,144)
Loan from parent	—	30,000	—
Contributed Capital	8,800	—	—
Payment of dividends	(4,301)	—	—

Net cash provided by (used in) financing activities	2,523	30,000	(1,144)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,506)	7,149	(188)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,594	445	633

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,088	$7,594	$445

SUPPLEMENTAL DISCLOSURE:
Reclassification of Construction in progress to property, plant and equipment	$—	$332,500	—
Interest paid (net of amounts capitalized)	$27,244	$153	$3,093
Conversion of subordinated loan payable to parent to equity	$30,000	$—	$—

See notes to financial statements.

AES IRONWOOD, L.L.C.
AN INDIRECT WHOLLY OWNED SUBSIDIARY
OF THE AES CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1.	ORGANIZATION

          We were formed on October 30, 1998, in the state of Delaware to develop, construct, and operate a 705-megawatt (MW) gas-fired, combined cycle electric generating facility in South Lebanon Township, Pennsylvania (the Plant). We were considered dormant until June 25, 1999, at which time the Project Financing and certain related agreements were consummated (hereinafter, Inception). The Plant includes two Westinghouse 501 G combustion turbines, two heat recovery steam generators, and one steam turbine. The Plant produces and sells electricity, as well as provides fuel conversion and ancillary services, solely to Williams Energy Marketing and Trading Company (Williams Energy) under a power purchase agreement (the PPA) with a term of 20 years. We commenced commercial operations on December 28, 2001, the commercial operation date. On March 12, 2003, final acceptance under the agreement was granted and an Officer’s Certificate was subsequently submitted to the Collateral Agent indicating that the facility has been fully funded and no further contribution will be required (see Note 7).

          We are a wholly-owned subsidiary of AES Ironwood, Inc. (Ironwood), which is a wholly owned subsidiary of The AES Corporation (AES). Ironwood has no assets other than its ownership interests in us and AES Prescott, L.L.C. (Prescott), another wholly owned subsidiary of Ironwood (see Note 8). Ironwood has no operations and is not expected to have any operations. Its only income is distributions it receives from us and Prescott. The additional equity that Ironwood is required to provide to us pursuant to the Equity Subscription Agreement (as described below) will be provided to Ironwood by AES, which owns all of the stock of Ironwood. Ironwood’s equity contribution obligations are required to be supported by either an insurance bond or letter of credit. Currently those obligations are supported by a letter of credit. (see Note 5).

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

          Pursuant to an Equity Subscription Agreement, Ironwood is required to contribute up to $50.1 million to us to fund construction after the bond proceeds had been fully utilized. As of December 31, 2002, Ironwood had made net contributions of $38.8 million of equity capital. Upon final acceptance (see Note 7) no further contribution is required.

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

          Restricted Cash – Restricted cash in the amount of approximately $5.8 million as of December 31, 2002 and $5.4 million as of December 31, 2001 consists of accounts we are required under the Collateral Agency Agreement (see Note 4) to maintain for the construction, maintenance, and debt service of the facility.

          Construction in Progress – Costs incurred in developing the Plant, including progress payments, engineering costs, management and development fees, interest, and other costs related to construction were capitalized. Total interest capitalized on the project financing debt was approximately $60.3 million as of December 31, 2002 and December 31, 2001. Certain costs related to construction activities were paid by AES prior to the issuance of the bonds. These amounts include approximately $105.4 million of construction progress payments and $20.1 million in other incurred costs. These costs were reflected within construction in progress, and were reimbursed to AES out of the bond proceeds. All construction in progress was transferred to property, plant, and equipment on December 28, 2001.

          Property, Plant, and Equipment – Property, plant, and equipment is recorded at cost. Depreciation, after consideration of salvage value, is computed using the straight-line method over the estimated useful lives of the assets, which range from five to forty years. Maintenance and repairs are charged to expense as incurred.

Description of Asset	Depreciable Life	December 31, 2002 (in thousands)

Plant	40	$ 230,369
Buildings	40	461
Land Improvements	40	10,894
Equipment	40	2,921
Rotable Turbine Parts	28	11,839
Development Costs	25	23,595
Rotable Turbine Parts	24	8,541
Rotable Turbine Parts	20	3,227
Furniture & Fixtures	15	741
Rotable Turbine Parts	15	1,805
Rotable Turbine Parts	12	11,182
Capitalized Outage April 2002	12	3,552
Rotable Turbine Parts	7	7,205
Data Processing Equipment	7	499
Vehicles	5	566
Projects	n/a	3,060
Spare Parts	n/a	2,288

		$ 322,745

           Long-Lived Assets – We evaluate the impairment of our long-lived assets based on the provisions of SFAS No. 144.

          Other Assets – Pursuant to the provisions of 25 Pa. Code Section 123, Nitrogen Oxide (NOx), Allowance Requirements, which establishes a NOx budget and a NOx allowance trading program for NOx affected sources for the purpose of achieving air quality standards, we purchased approximately $1.1 million in NOx allowances in 1999. The NOx allowances were purchased for NOx emissions during the ozone seasons for the first two full years of operations. These amounts are reported as other assets and will be amortized as they are utilized. Approximately $384 thousand in NOx were used during the 2002 NOx season.

          Deferred Financing Costs – Financing costs are deferred and are being amortized using the straight-line method over approximately 26 years, which does not differ materially from the effective interest method of amortization.

          Prepaid Expenses and Note Payable – Prepaid Expenses at December 31, 2002 include prepaid insurance in the amount of approximately $2.3 million, prepaid taxes in the amount of approximately $161,000, prepaid leases in the amount of approximately $30,000, and prepaid rating agency review fees in the amount of $27,000. Premiums for operating insurance on the facility increased approximately $2.1 million with the policy year beginning November 22, 2002. Instead of paying the full amount we paid a down payment in December 2002 of approximately $793,000 and

45

financed the balance over eight months beginning in January 2003 with the final payment due August 1, 2003. The amount financed was $2.3 million with an interest rate of 3.75%. The payments are approximately $295,000 per month.

          Revenue Recognition – We generate energy revenues under our power purchase agreement with Williams Energy. During the 20-year term of the agreement, we expect to sell electric energy and capacity produced by the facility, as well as ancillary and fuel conversion services. Under the power purchase agreement, we also generate revenues from meeting (1) base electrical output guarantees and (2) heat rate rebates through efficient electrical output. Revenues from the sales of electric energy and capacity are recorded based on output delivered and capacity provided at rates as specified under contract terms. Revenues for ancillary and other services are recorded when the services are rendered. Upon its expiration, or in the event that the power purchase agreement is terminated prior its 20-year term, we would seek to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short- or long-term power purchase or similar agreements. There can be no assurances as to the whether such efforts would be successful (see Note 6).

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

          Income Taxes – We are a limited liability company and are treated as a disregarded entity for tax purposes. Therefore, we do not pay income taxes, and no provision for income taxes has been reflected in the accompanying financial statements.

          Reclassifications – Certain reclassifications have been made to the 2001 amounts to conform to the 2002 presentation.

          Accounts Receivable — As of December 31, 2002, accounts receivable of approximately $10.1 million consists of unpaid invoices from Williams Energy of approximately $5.8 million, from Siemens Westinghouse of approximately $4.8 million, from sales of excess fuel inventory of approximately $717,000, less allowance for doubtful accounts of approximately $1.2 million. As of December 31, 2001, accounts receivable was approximately $17.9 million and consisted of unpaid invoices from Williams Energy for operations and related services of $3.0 million, from Siemens Westinghouse for fuel and electricity reimbursables and related services of $11.5 million, from the construction contract of $3.0 million, and from other sources of $400,000.

          Other Income – For the year ended December 31, 2002, other income of approximately $4.8 million consists of interim heat rate and output rebates of $3.5 million as a result of performance guarantees by Siemens Westinghouse, $1.3 million from the sales of excess fuel inventory and $7,000 from the rental of property on the facility’s site.

3.	RECENT AND NEW ACCOUNTING PRONOUNCEMENTS

          Effective January 1, 2001, the Company adopted SFAS No. 133, entitled “Accounting for Derivative Instruments and Hedging Activities, “which, as amended, establishes new accounting and reporting standards for derivative instruments and hedging activities. The Company produces and sells electricity, as well as provides fuel conversion and ancillary services, solely to Williams Energy under the power purchase agreement. The Company does not believe that the power purchase agreement. The Company does not believe that the power purchase agreement meets the definition of a derivative under SFAS No. 133 and as such, should not be accounted for as a derivative. The Company has no other contracts that meet the definition of a derivative or an embedded derivative under SFAS No. 133. Therefore, there is no impact on the Company’s financial statements as of January 1, 2001, December 31, 2001, or for the period ending December 31, 2002.

          In July 2001, the FASB issued SFAS No. 143, entitled “Accounting for Asset Retirement Obligations.” This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with long-lived assets. Under this Statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long lived asset. The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related asset. We have determined that the effects of the adoption of SFAS No. 143 on our financial position and results of operations will not be material.

          In August 2001, the FASB issued SFAS No. 144, entitled “Accounting for Impairment or Disposal of Long-Lived Assets.” The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and generally are to be applied prospectively. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 provides guidance for developing estimates of future flows used to test assets for recoverability and requires that assets to be disposed of be classified as held for sale when certain criteria are met. The statement also extends the reporting of discontinued operations to all components of an entity and provides guidance for recognition of liability for obligations associated with a disposal activity. The initial adoption of the provisions of SFAS No. 144 did not have any material impact on its financial position or results of operations.

          In April 2002, the FASB issued SFAS No. 145, entitled “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with the sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The adoption of this standard by us did not have any immediate effect on our consolidated financial statements.

          In June 2002, the FASB issued SFAS No. 146, entitled “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. This standard will be accounted for prospectively.

          In November 2002, the FASB issued Interpretation No. 45, entitled “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation establishes new disclosure requirements for all guarantees, but the measurement criteria are applicable to guarantees issued and modified after December 31, 2002. The Company has not yet determined the impact that this standard may have on its financial statements.

4.	BONDS PAYABLE

          On June 25, 1999, we issued $308.5 million of 8.857% senior secured bonds due in 2025 (the Bonds) to qualified institutional buyers and/or institutional accredited investors, pursuant to a transaction exempt from registration under the Securities Act of 1933 (the Act) in accordance with Rule 144A under the Act. On May 12, 2000, we consummated an exchange offer whereby the holders of the senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds.

          In an action related to a ratings downgrade of The Williams Companies, Inc., S&P lowered its ratings on our senior secured bonds to “BB-” from “BBB-” on July 26, 2002, and placed the rating on credit watch. On November 27, 2002, Moody’s lowered its ratings on our senior secured bonds to “B2” from “Ba2”.

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

          Interest on the Bonds is payable quarterly in arrears. Quarterly principal payments on the Bonds commenced on February 28, 2002. The final maturity date for the Bonds is November 30, 2025.

          Principal and interest is payable as follows at December 31 (in thousands)

Year	Principal	Interest	Total
2003	$4,751	$26,991	$31,742
2004	6,355	26,426	32,781
2005	7,034	26,078	33,112
2006	7,157	25,305	32,462
2007	9,132	24,605	33,737
2008-2025	272,095	246,092	518,187

Total payments	$306,524	$375,497	$682,021

          Optional Redemption – The Bonds are subject to optional redemption by us, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus accrued interest, together with a premium calculated using a discount rate equal to the interest rate on comparable U.S. Treasury securities plus 50 basis points.

          Mandatory Redemption – The Bonds are subject to mandatory redemption by us, in whole or in part, at a redemption price equivalent to 100% of the principal amount plus accrued interest under certain situations pursuant to receiving insurance proceeds or liquidated damages from certain failures related to the performance of the facility under the EPC with the Contractor, or in certain instances in which payments are received under the PPA with Williams Energy under the event of default, at which time we have terminated the PPA.

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

          Indenture – The Indenture contains limitations on our company incurring additional indebtedness; granting liens on our property; distributing equity and paying subordinated indebtedness issued by affiliates; entering into transactions with affiliates; and amending, terminating, or assigning any of the contracts and fundamental changes or disposition of assets.

          Collateral Agency Agreement – The Collateral Agency Agreement requires us to fund or provide the funding for a debt service reserve fund. We have therefore entered into a Debt Service Reserve Letter of Credit Agreement dated June 1, 1999, which commenced on December 28, 2001. The amount required for funding the debt service reserve fund is equal to six months scheduled payments of principal and interest on the Bonds plus interest on the Debt Service Reserve Letter of Credit. A Letter of Credit in the amount $17.3 million has been obtained from Dresdner Bank AG to fulfill our requirement under the Collateral Agency Agreement.

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

          In 2001, Ironwood provided $30.0 million in the form of subordinated debt to us under the equity subscription agreement. In January of 2002, this $30 million payable to Ironwood was converted to an equity contribution. On February 26, 2002, Ironwood contributed an additional $8.8 million in equity to us.

          AES Ironwood, Inc. has a Letter of Credit agreement in relation to its equity subscription agreement. The initial amount of the bond under this agreement was $50.1 million. On July 10, 2002, the surety bond was replaced by an acceptable letter of credit in the amount of $9.1 million. As a result of the Siemens Westinghouse settlement (see Note 7) and final acceptance of the facility, the need for the letter of credit ceased. We have notified the collateral agent and have requested they release AES Ironwood, Inc. of this requirement.

6.	POWER PURCHASE AGREEMENT

          We have entered into a power purchase agreement with Williams Energy for the sale of all electric energy and capacity produced by the facility, as well as ancillary and fuel conversion services. The term of the power purchase agreement is 20 years, commencing on December 28, 2001, the commercial operation date. Payment obligations to us are guaranteed by The Williams Companies, Inc. Such payment obligations under the guarantee are capped at an amount equal to 125% of the sum of the principal amount of the senior secured bonds plus the maximum debt service reserve account required balance.

          Fuel Conversion and Other Services – Williams Energy has the obligation to deliver, on an exclusive basis, all quantities of natural gas required by the Plant to generate electricity or ancillary services, to start up or shut down the Plant, and to operate the Plant during any period other than a start-up, shut-down, or required dispatch by Williams Energy for any reason.

          Concentration of Credit Risk – Williams Energy currently is our sole customer for purchases of capacity, ancillary services, and energy, and our sole source for fuel. Williams Energy’s payments under the power purchase agreement are expected to provide all of our revenues during the term of the power purchase agreement. It is uncertain whether we would be able to find another purchaser or fuel source on similar terms for our facility if Williams Energy were not performing under the power purchase agreement. Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the power purchase agreement would have a severe impact on our operations. The payment obligations of Williams Energy under the power purchase agreement are guaranteed by The Williams Companies, Inc. The payment obligations of The Williams Companies, Inc. are capped at an amount equal to 125% of the sum of the principal amount of our senior secured bonds, plus the maximum debt service reserve account balance. At December 31, 2002, this amount was approximately $400 million.

          Under the power purchase agreement, in the event that S&P or Moody’s rate the long-term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The Williams Companies, Inc., or affiliate thereof, is required to replace The Williams Companies, Inc. guaranty with an alternative security that is acceptable to us after the loss of such investment grade rating. According to published sources, on July 23, 2002, S&P lowered the long term senior unsecured debt rating of The Williams Companies, Inc. to “BB” from “BBB-", and further lowered such rating to “B” on July 25, 2002. According to published sources, on July 24, 2002, Moody’s lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to “B1” from “Baa3.” According to published sources, this rating was further lowered on November 22, 2002 to “Caa1” by Moody’s. Accordingly, The Williams Companies, Inc.‘s long-term senior unsecured debt is currently rated below investment grade by both S&P and Moody’s, and is subject to further downgrade by both ratings agencies.

          In an action related to the ratings downgrade of The Williams Companies, Inc., S&P lowered its ratings on our senior secured bonds to “BB-” from “BBB-” on July 26, 2002, and placed the rating on credit watch. On November 27, 2002, Moody’s lowered its ratings on our senior secured bonds to “B2” from “Ba2”. We do not believe that such ratings downgrades will have any other direct or immediate effect on us, as none of the other financing documents or project contracts have provisions that are triggered by a reduction of the ratings of the bonds.

          To satisfy the requirements of the power purchase agreement, on September 20, 2002, Citibank, N.A., issued a $35 million Irrevocable Standby Letter of Credit (“the Letter of Credit”) on behalf of Williams Energy. The Letter of Credit does not alter, modify, amend or nullify the guaranty issued by The Williams Companies, Inc. in favor of the Company and is considered to be additional security to the security amounts provided by such guaranty. The Letter of Credit became effective on September 20, 2002 and shall expire upon the close of business on July 10, 2003; except that the Letter of Credit will be automatically extended without amendment for successive one year periods from the present or any future expiration date hereof, unless Citibank, N.A. provides written notice of its election not to renew the Letter of Credit at least thirty days prior to any such expiration date. Additionally, in a Letter Agreement dated September 20, 2002, Williams Energy agreed to (a) provide eligible credit support prior to the stated expiration date of the Letter of Credit and (b) replenish any portion of the Letter of Credit or eligible credit support that is drawn, reduced, cashed or redeemed, at any time, with an equal amount of eligible credit support. Within twenty days prior to the expiration of the Letter of Credit and/or any expiration date of eligible credit support posted by Williams Energy, Williams Energy shall post eligible credit support to the Company in place of the Letter of Credit and/or any expiring eligible credit support unless The Williams Companies, Inc. regains and maintains its investment grade status, in which case the Letter of Credit or eligible credit support shall automatically terminate and no additional eligible credit support shall be required. We and Williams Energy acknowledge that the posting of such Letter of Credit and Williams Energy’s agreement and performance of the requirements of (a) and (b) as set forth in the immediately preceding sentence shall be in full satisfaction of Williams Energy’s obligations contained in Section 19.3 of the power purchase agreement to provide replacement security due to the downgrade of The Williams Companies, Inc. falling below investment grade status.

          We believe that our sources of liquidity will be adequate to meet our needs through the end of 2003. This belief is based on a number of assumptions, including, without limitation, the financial condition and continued performance of third parties on which we depend, and in particular Williams Energy, as the fuel supplier under the power purchase agreement we entered into with Williams Energy for the sale of all electric energy and capacity produced by the facility, and The Williams Companies, Inc., as the ultimate guarantor of Williams Energy’s performance under the Power Purchase Agreement. Known and unknown risks, uncertainties and other factors outside our control may cause actual results to differ materially from our current expectations, including, but not limited to, risks and uncertainties related to the financial condition and continued performance of the third parties on which we depend, including Williams Energy, The Williams Companies, Inc. and their affiliates, the possibility of unexpected problems related to the performance of the facility, the possibility of unexpected expenses or lower than expected revenues and additional factors that are unknown to us or beyond our control.

          Since we depend on The Williams Companies, Inc. and its affiliates for both revenues and fuel supply under the power purchase agreement, if The Williams Companies, Inc. and its affiliates were to terminate or default under the power purchase agreement, there would be a severe negative impact to our cash flow and financial condition which could result in a default on our senior secured bonds. Due to recent declines in pool prices, we would expect that if we were required to seek alternative purchasers of our power as a result of a default by The Williams Companies, Inc. and its affiliates, that any such alternate revenues would be substantially below the amounts that would have been otherwise payable pursuant to the power purchase agreement. There can be no assurance as to our ability to generate sufficient cash flow to cover operating expenses or our debt service obligations in the absence of a long-term power purchase agreement with Williams Energy or its affiliates.

          We previously entered into arbitration with Williams Energy to resolve certain disputes regarding the proper interpretation of certain provisions of the power purchase agreement relating to amounts claimed by us to be payable by Williams Energy. On February 5, 2003 the arbitration panel handed their award to the parties. The arbitration decision covered both revenue and non-revenue items. The revenue items were mainly concerned with the interpretation the power purchase agreement regarding the calculation of revenue. The net effect of these items was a reduction of revenues for 2002 of approximately $320,000.

          Additionally, we are in ongoing discussions with Williams Energy relating to the calculation of certain amounts under the power purchase agreement. Under the agreement, we have earned an annual availability bonus and an additional capacity payment for 2002. We have invoiced Williams Energy approximately $1.4 million as an annual availability bonus for 2002 and approximately $0.1 million as a capacity payment for 2002. Because the amounts are in dispute, we have only recognized the amounts that Williams Energy has paid us of approximately $0.3 million. We will continue to discuss with Williams Energy the calculation of these amounts but are unable to predict the outcome of these discussions and their potential impact on our ability to collect these contractual items either for 2002 or in the future.

7.	COMMITMENTS AND CONTINGENCIES

          Construction – We entered into a fixed-price turnkey agreement with Siemens Westinghouse (the Contractor) for the design, engineering, procurement, and construction of the Plant. As of December 31, 2002 and 2001, we were liable to the Contractor for a retention payment as part of the total contract price due at the completion of the contract for approximately $0 and $11.9 million, respectively.

          Since provisional acceptance, interim acceptance or final acceptance did not occur prior to the guaranteed provisional acceptance date, Siemens Westinghouse began paying liquidated damages of $110,000 per day beginning 45 days after the guaranteed provisional acceptance date of May 22, 2001. The liquidated damages ceased to accrue on December 27, 2001, the date upon which provisional acceptance was granted. At December 31, 2001 we had invoiced Siemens Westinghouse approximately $19.1 million. At December 31, 2001 Siemens Westinghouse had paid all but $2.97 million, the amount accrued for twenty-seven days in December. Siemens Westinghouse paid this amount in January 2002.

          We previously had a dispute with Siemens Westinghouse over which party was responsible for the payment of the cost of electricity and natural gas used by the project during certain periods prior to the December 28, 2001 commercial acceptance. On March 12, 2003, we entered into a settlement agreement with Siemens Westinghouse entitled Agreement Change Order No. 71 concerning final acceptance. This agreement became effective as of that date and final acceptance was granted by us as of that date. The effects of the settlement have been recorded in our financial statements as of December 31, 2002. As a result of the settlement agreement, we have agreed, among other things, not to pursue the cost of electricity and natural gas used by the project during certain periods prior to the December 28, 2001 commercial acceptance date.

          Maintenance – We, as assignee of AES Ironwood, Inc., have entered into the Maintenance Program Parts, Shop Repairs and Scheduled Outage TFA Services Contract, dated as of September 23, 1998, with Siemens Westinghouse by which Siemens Westinghouse will provide us with, among other things, combustion turbine parts, shop repairs and scheduled outage technical field assistance services. The Contractor provided us with specific combustion turbine maintenance services and spare parts for an initial term of between eight and ten years under a maintenance service agreement. The fees assessed by Siemens Westinghouse will be based on the number of Equivalent Base Load Hours accumulated by the applicable Combustion Turbine as adjusted for inflation. The fees to Siemens Westinghouse are capitalized when paid. Each outage is analyzed and the cumulative fees and other costs related to the outage are capitalized as part of the facility or expensed accordingly.

          The maintenance services agreement became effective on the date of execution and unless terminated early, must terminate upon completion of shop repairs performed by Siemens Westinghouse following the eighth scheduled outage of the applicable combustion turbine or 10 years from initial synchronization of the applicable combustion turbine, whichever occurs first.

          Additionally, a significant monthly expenditure is for payment of our long term service agreement with Siemens Westinghouse. This agreement provides that we pay approximately $400 per gas turbine per equivalent operating hour. In the event we are not required to dispatch the facility, there is no charge. While operating at base load, the monthly payment for the long term service agreement could be as much as $450,000.

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

          Interconnection Agreement – We entered into an interconnection agreement with GPU Energy (GPU) to transmit the electricity generated by the Plant to the transmission grid so that it may be sold as prescribed under the PPA. The agreement is in effect for the life of the Plant, yet may be terminated by mutual consent of both GPU and us under certain circumstances as detailed in the agreement. Costs associated with the agreement are based on electricity transmitted via GPU at a variable price, the PJM (Pennsylvania/New Jersey/Maryland) Tariff, as charged by GPU to the Company, which is comprised of both service cost and asset recovery cost, as determined by GPU and approved by the Federal Energy Regulatory Committee (FERC). We are obligated to pay approximately $204,000 per year as a maintenance fee for the interconnection equipment. The term of this agreement is twenty-five years.

          Power Purchase Agreement – We have entered into a power purchase agreement for a term of twenty years with Williams Energy, our sole customer for purchases of capacity, ancillary services and our sole source for fuel. (See Note 6)

8.	RELATED PARTY TRANSACTIONS

          Effective June 1999, we entered into a 27-year development and construction management agreement with Prescott to provide certain support services required by us for the development and construction of the Plant. Under this agreement Prescott will also provide operations management services for the Plant once commercial operation is attained. Payments for operations management services are approximately $400,000 per month.

          During the construction period, the construction management fees were paid to Prescott from the investment balances or from parent funding. For the year ended December 31, 2002, $5.0 million in management fees were incurred and charged to operating expenses, and $421,000 was payable to Prescott. For the year ended December 31, 2001, $3.9 million in construction management fees were incurred and charged to construction in progress, and $327,500 was payable to Prescott.

          Accounts receivable from parent and affiliates generally represents charges for certain AES projects that we have paid for and invoiced to our parent and affiliates. Accounts payable are generally amounts owed for shared services to our parent and affiliates. Accounts receivable from parent and affiliates were in the amount of $0 and $365,000 as of December 31, 2002 and 2001, respectively. Accounts payable to AES and affiliates as of December 31, 2002 and 2001 amounted to $2.9 million and $1.9 million, respectively.

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

          The Bonds had a carrying amount of $306.5 million with a fair value of approximately $214.0 million at December 31, 2002 versus a carrying amount of $308.5 million with a fair value of approximately $290.1 million at December 31, 2001. The estimated fair value of the Bonds at December 31, 2002 is based on quoted market prices of similarly rated bonds with similar maturities.

10.	SEGMENT INFORMATION

          Under the provisions of Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information, our business is expected to be operated as one reportable segment, with operating income or loss being the measure of performance evaluated by the chief operating decision-maker. As described in Notes 1 and 5, our primary customer is Williams Energy, which provides all of our operating revenues during the term of the PPA.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the unaudited quarterly statements of operations for the Company for the years ended December 31, 2002 and 2001. Operations began on December 28, 2001; therefore 3 days of the quarter ended December 31, included operations and 87 days represented the development stage.

AES Ironwood, LLC
Quarters Ended December 31, 2002, September 30, 2002, June 30, 2002, March 31, 2002
(dollars in thousands)

OPERATING REVENUES	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
Energy	$11,983	$14,528	$12,809	$12,532
OPERATING EXPENSES
Operating expenses	(5,748)	(7,557)	(6,593)	(5,713)
General and administrative costs	(3,524)	(852)	(675)	(457)

OPERATING INCOME	2,711	6,119	5,541	6,362

OTHER INCOME/EXPENSE
Other Income	1,531	489	1,300	1,454
Interest income	41	45	19	33
Interest expense	(6,795)	(6,805)	(6,813)	(6,831)

NET (LOSS) INCOME	$(2,512)	$(152)	$47	$1,018

AES Ironwood, LLC
Quarters Ended December 31, 2001, September 30, 2001, June 30, 2001, March 31, 2001
(dollars in thousands)

OPERATING REVENUES	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001
Energy	$1,158	$—	$—	$—
OPERATING EXPENSES
Operating expenses	(105)	—	—	—
General and administrative costs	(99)	(111)	(47)	(97)

OPERATING INCOME (LOSS)	954	(111)	(47)	(97)

OTHER INCOME/EXPENSE
Other Income	—	—	—	—
Interest income	89	50	89	261
Interest expense	(139)	—	(8)	(6)

NET INCOME (LOSS)	$904	$(61)	$34	$158

ITEM 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          None.

PART III

ITEM 10.     Directors and Executive Officers of the Registrant

          Not applicable pursuant to General Instruction I of Form 10-K.

ITEM 11.     Executive Compensation

          Not applicable pursuant to General Instruction I of Form 10-K.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

          Not applicable pursuant to General Instruction I of Form 10-K.

ITEM 13.     Certain Relationships And Related Transactions

          Not applicable pursuant to General Instruction I of Form 10-K.

ITEM 14.     Controls and Procedures

          Evaluation of Disclosure Controls and Procedures. Our President and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14c) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that material information relating to us is recorded, processed, summarized, and reported in a timely manner.

          Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect such controls subsequent to the Evaluation Date.

PART IV

ITEM 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a)	The following documents are filed as part of this report:

1.	Financial Statements Filed:

Please refer to Item 8 - Financial Statements and Supplementary Data.

2.	Financial Statement Schedules Filed:

Please refer to Item 8 - Financial Statements and Supplementary Data.

3.	Exhibits Filed:

          Unless otherwise indicated, all exhibits to this Form 10-K are incorporated herein by reference from the identically numbered exhibit of AES Ironwood, L.L.C.‘s Registration Statement on Form S-4 (333-91391).

Exhibit Number	Description

3	Amended and Restated Limited Liability Company Agreement, dated as of October 4, 1999, of our Company.

4.1	Indenture and the First Supplemental Indenture, dated as of June 1, 1999, by and among our Company, the Trustee and the Depositary Bank.

4.2	Collateral Agency and Intercreditor Agreement, dated as of June 1, 1999, by and among our Company, the Trustee, the Collateral Agent, the DSR LOC Provider, the CP LOC Provider and the Depositary Bank.

4.3	Debt Service Reserve Letter of Credit and Reimbursement Agreement, dated as of June 1, 1999, by and among our Company, the DSR LOC Provider and the Banks named therein.

4.4	Construction Period Letter of Credit and Reimbursement Agreement, dated as of June 1, 1999, by and among our Company, the CP LOC Provider and the Banks named therein.

4.5	Global Bonds, dated June 25, 1999, evidencing 8.857% Senior Secured Bonds of our Company due 2025 in the principal amount of $308,500,000.

4.6	Equity Subscription Agreement, dated as of June 1, 1999, by and among our Company, AES Ironwood and the Collateral Agent.

4.7	Security Agreement, dated as of June 1, 1999, by and between our Company and the Collateral Agent.

4.8	Pledge and Security Agreement, dated as of June 1, 1999, by and between AES Ironwood and the Collateral Agent.

4.9	Consent to Assignment, dated as of June 1, 1999, by and between the Power Purchaser and the Collateral Agent, and consented to by our Company.

4.10	Consent to Assignment, dated as of June 1, 1999, by and between the PPA Guarantor and our Company, and consented to by our Company.

4.11	Consent to Assignment, dated as of June 1, 1999, by and between the Contractor and the Collateral Agent, and consented to by our Company (with respect to the construction agreement).

4.12	Consent to Assignment, dated as of June 1, 1999, by and between the Contractor and the Collateral Agent, and consented to by our Company (with respect to the Maintenance Services Agreement).

4.13	Consent to Assignment, dated as of June 1, 1999, by and between Siemens Corporation and the Collateral Agent, and consented to by our Company.

4.14	Consent to Assignment, dated as of June 1, 1999, by and between Prescott and the Collateral Agent, and consented to by our Company.

4.15	Consent to Assignment, dated as of June 1, 1999, by and between Metropolitan Edison Company d/b/a GPU Energy and the Collateral Agent, and consented to by our Company.

4.16	Consent to Assignment, dated as of June 1, 1999, by and between City of Lebanon Authority and the Collateral Agent, and consented to by our Company.

4.17	Consent to Assignment, dated as of June 1, 1999, by and between Pennsy Supply, Inc. and the Collateral Agent, and consented to by our Company.

4.18	Assignment and Assumption Agreement, dated June 25, 1999, by and between AES Ironwood, Inc. and AES Ironwood, L.L.C. (with respect to the construction agreement).

4.19	Assignment and Assumption Agreement, dated June 25, 1999, by and between AES Ironwood, Inc. and AES Ironwood, L.L.C. (with respect to the Maintenance Services Agreement).

10.1	Guaranty, dated as of June 18, 1999, by and between the PPA Guarantor and our Company.

10.2	Amended and Restated Power Purchase Agreement, dated as of February 5, 1999, and Amendment No. 1 to Amended and Restated Power Purchase Agreement, dated as of June 18, 1999, between our Company and the Power Purchaser. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.3	Engineering, Procurement and Construction Services Agreement, dated as of September 23, 1998 (the “EPC Contract”), as amended, by and between our Company and the Contractor. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.4	Guaranty, dated as of September 23, 1998, by and between Siemens Corporation and our Company.

10.5	Maintenance Program Parts, Shop Repairs and Scheduled Outage TFA Services Contract, dated as of September 23, 1998, and Amendment No. 1 to Maintenance Program Parts, Shop Repairs and Scheduled Outage TFA Services Contract, dated as of January 13, 1999 (the “Maintenance Services Agreement”), by and between our Company and the Contractor. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.6	Development and Operations Services Agreement, dated as of June 1, 1999, by and between our Company and Prescott.

10.7	Effluent Supply Agreement, dated as of March 3, 1998, by and between our Company and City of Lebanon Authority.

10.8	Generation Facility Transmission Interconnection Agreement, dated as of March 23, 1999, by and between our Company and Metropolitan Edison Company d/b/a GPU Energy.

10.9	Agreement Relating to Real Estate, dated as of October 23, 1998, by and between our Company and Pennsy Supply, Inc.

10.10	Easements and Right of Access Agreement, dated as of April 15, 1999, by and between our Company and Pennsy Supply, Inc.

10.11	Letter Agreement, dated September 20, 2002 between the Company and Williams Energy Marketing and Trading Company. **

10.12	Irrevocable Standby Letter of Credit Issued by Citibank N.A. **

12*	Computation of Ratios of Earnings/(Deficiency) to Fixed Charges

*	Filed herewith.
**	Previously filed as an exhibit to the Company’s current report on Form 8-K filed in September 20, 2002 and incorporated by reference herein.

          b) Reports on Form 8-K. No current reports on Form 8-K were filed by the registrant during the fourth quarter of the fiscal year ended December 31, 2002.

Supplementary Information to be Furnished With Reports filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act.

          No annual report or proxy materials have been sent to security holders during the fiscal year ended December 31, 2002. No annual report or proxy materials will be sent to security holders subsequent to the filing of this annual report on Form 10-K.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AES IRONWOOD, L.L.C.

/s/ Peter Norgeot
By: Peter Norgeot Title: President

/s/ Michael Carlson
By: Michael Carlson Title: Vice-President and Chief Financial Officer

Date: March 31, 2003

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry J. Sharp Barry J. Sharp	Director	March 31, 2003

/s/ John R. Ruggirello John R. Ruggirello	Director	March 31, 2003

/s/ Edward C. Hall III Edward C. Hall III	Director	March 31, 2003

CERTIFICATION

I, Peter Norgeot, certify that:

1. I have reviewed this annual report on Form 10-K of AES Ironwood, LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Peter Norgeot
By: Peter Norgeot Title: President

CERTIFICATION

I, Michael Carlson, certify that:

1. I have reviewed this annual report on Form 10-K of AES Ironwood, LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Michael Carlson
By: Michael Carlson Title: Vice President and Chief Financial Officer