Form 10-Q
period 2003-03-31
AES IRONWOOD LLC
filed 2003-05-15
CIK 1099291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 333-91391

AES IRONWOOD, L.L.C.
(Exact name of registrant as specified in its charter)

Delaware	54-1457573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

305 PRESCOTT ROAD, LEBANON, PA 17042
(717) 228-1328
(Registrant’s address of principal executive offices,)
(zip code and telephone number, including area code)

          Registrant is a wholly owned subsidiary of The AES Corporation. Registrant meets the conditions set forth in General Instruction H(I)(a) and (b) of Form 10-Q and is filing the Quarterly Report on form 10-Q with the reduced disclosure format authorized by General Instruction II.

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

          Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒

AES IRONWOOD, L.L.C.
TABLE OF CONTENTS

(Page 2 of 29)

PART I. FINANCIAL INFORMATION

Item 1.           Condensed Financial Statements (Unaudited)

AES IRONWOOD, L.L.C.
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION
Condensed Statements of Operations,
Three Months Ended March 31, 2003 and 2002
(dollars in thousands)
	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002
OPERATING REVENUES
Energy	$12,425	$12,532

OPERATING EXPENSES
Depreciation	(2,596)	(2,453)
Management services and fees	(1,718)	(1,782)
Operating fee	(1,277)	(1,260)
Other operating costs	(1,079)	(218)
General and administrative costs	(1,112)	(457)

	(7,782)	(6,170)
Operating income	4,643	6,362

OTHER INCOME (EXPENSE:)
Other income	233	1,454
Interest income	21	33
Interest expense	(6,778)	(6,831)

NET (LOSS) INCOME	$(1,881)	$1,018

See notes to condensed financial statements.

(Page 3 of 29)

AES IRONWOOD, L.L.C.
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION
 Condensed Balance Sheets
as of March 31, 2003 and December 31, 2002
(dollars in thousands)

ASSETS:	March 31, 2003	December 31, 2002
Current assets:
Cash and cash equivalents	$4,893	$1,088
Interest receivable	5	8
Accounts receivable — net	4,728	10,135
Prepaid expenses	2,286	2,511
Inventory — fuel	18	26
Restricted cash including debt service reserve	3,396	5,803

Total current assets	15,326	19,571

Land	1,143	1,143
Property, plant, and equipment-net of accumulated depreciation of $12,784, $2,596 and $10,188, respectively	320,179	322,745
Restricted cash-certificate of deposit	77	77
Deferred financing costs-net of accumulated amortization of $542 and $508, respectively	3,093	3,127
Other assets	753	753

Total assets	$340,571	$347,416

LIABILITIES AND MEMBER’S CAPITAL:

Current liabilities:
Accounts payable	$339	$2,666
Accrued interest	2,254	2,262
Payable to AES and affiliates	2,297	2,873
Note payable	1,463	2,328
Bonds payable, current	5,153	4,751

Total current liabilities	11,506	14,880

Bonds payable	300,183	301,773

Total liabilities	311,689	316,653

Commitments and Contingencies (Notes 5 and 6)
Member’s capital:
Common stock, $1 par value-10 shares authorized, none issued or outstanding	—	—
Contributed capital	38,800	38,800
Member’s deficit	(9,918)	(8,037)

Total member’s capital	28,882	30,763

Total liabilities and member’s capital	$340,571	$347,416

See notes to condensed financial statements.

(Page 4 of 29)

AES IRONWOOD, L.L.C.
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION
 Condensed Statement of Changes in Member’s Capital
Period From December 31, 2002
Through March 31, 2003
(dollars in thousands)

			Additional
	Common Stock		Paid - in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE DECEMBER 31, 2002	-	$-	$38,800	$(8,037)	$30,763
Net loss	-	-	-	(1,881)	(1,881)

BALANCE MARCH 31, 2003	-	$-	$38,800	$(9,918)	$28,882

See notes to condensed financial statements.

(Page 5 of 29)

AES IRONWOOD, L.L.C.
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION
 CONDENSED STATEMENTS OF CASH FLOWS,
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(dollars in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

OPERATING ACTIVITIES:
Net (loss) income	$(1,881)	$1,018
Amortization of deferred financing costs	34	24
Depreciation	2,596	2,453
Change in:
Interest receivable	3	(3)
Accounts receivable	5,407	2,531
Prepaid expense	225	(173)
Inventory	8	(1,233)
Accounts payable	(2,327)	(15,380)
Accrued interest	(8)	-
Payable to AES and affiliates	(576)	531

Net cash provided by (used in) operating activities	3,481	(10,232)

INVESTING ACTIVITIES:
Payments for property, plant and equipment	(30)	23
Withdrawals from (payments to) restricted cash accounts	2,407	(721)

Net cash provided by (used in) investing activities	2,377	(698)

FINANCING ACTIVITIES:
Payments on project debt	(1,188)	(494)
Payments on note payable	(865)	-
Loan from parent	-	8,800

Net cash (used in) provided by financing activities	(2,053)	8,306

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,805	(2,624)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,088	7,594

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,893	$4,970

SUPPLEMENTAL DISCLOSURE:
Interest paid (net of amounts capitalized)	$6,786	$6,830

See notes to condensed financial statements.

(Page 6 of 29)

AES IRONWOOD, L.L.C.
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION
Notes to Condensed Financial Statements

1.	ORGANIZATION

AES Ironwood, L.L.C. (the “Company”) was formed on October 30, 1998 in the State of Delaware, to develop, construct, own, operate and maintain a 705-megawatt (MW) gas-fired, combined cycle electric generating facility (the “Facility”) in South Lebanon Township, Pennsylvania. The Company was considered dormant until June 25, 1999, at which time it consummated a project financing and certain related agreements. The Facility, which was declared commercially available on December 28, 2001, consists of two Westinghouse 501 G combustion turbines, two heat recovery steam generators, and one steam turbine. The Facility produces and sells electricity, and provides fuel conversion and ancillary services, solely to Williams Energy Marketing & Trading Company (“Williams Energy”) under a power purchase agreement with a term of 20 years that commenced on December 28, 2001.

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

2.

BASIS OF PRESENTATION

In the Company’s opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the interim periods presented herein, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the three-month period presented herein are not necessarily indicative of the results of operations to be expected for the full year or future periods.

Certain 2002 amounts have been reclassified on the condensed financial statements to conform with the 2003 presentation.

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

            (Page 7 of 29)

As of March 31, 2003, accounts receivable of approximately $4.7 million consists of unpaid invoices from Williams Energy for operations of approximately $5.2 million, from Siemens Westinghouse for warranty reimbursables of approximately $193 thousand and from sales of excess fuel inventory of approximately $538 thousand, less allowance for doubtful accounts of approximately $1.2 million. As of December 31, 2002, accounts receivable of approximately $10.1 million consists of unpaid invoices from Williams Energy of approximately $5.8 million, from Siemens Westinghouse of approximately $4.8 million, from sales of excess fuel inventory of approximately $717,000, less allowance for doubtful accounts of approximately $1.2 million.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Because the accompanying condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles, they should be read in conjunction with the audited financial statements for the period ended December 31, 2002 and notes thereto included in AES Ironwood, L.L.C.’s Annual Report on Form 10-K for the year ended December 31, 2002.

3.

BONDS

On June 25, 1999, the Company issued $308.5 million in senior secured bonds for the purpose of providing financing for the construction of the Facility and to fund, through the construction period, interest payments to the bondholders. On May 12, 2000, the Company consummated an exchange offer whereby the holders of the senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds. Repayment of the bonds commenced with the quarterly payment on February 28, 2002. The amount payable in 2003 is approximately $4.75 million. Annual principal repayments over the life of the bonds range from 0.64% (or $1.97 million) to 6.92% (or $21.3 million). Repayment dates are February 28, May 31, August 31, and November 30 of each year, with the final payment due November 30, 2025.

Repayments as of December 31, 2002 are as follows:

Year	Principal	Interest	Total
2003	$4,751	$26,991	$31,742
2004	6,355	26,426	32,781
2005	7,034	26,078	33,112
2006	7,157	25,305	32,462
2007	9,132	24,605	33,737
2008-2025	272,095	246,092	518,187

Total payments	$306,524	$375,497	$682,021

In an action related to the ratings downgrade of The Williams Companies, Inc., S&P lowered its ratings on the Company’s senior secured bonds to “BB-” from “BBB-” on July 26, 2002, and placed the rating on credit watch. On November 27, 2002, Moody’s lowered its ratings on the Company’s senior secured bonds to “B2” from “Ba2”. The Company does not believe

            (Page 8 of 29)

that such ratings downgrades will have any other direct or immediate effect, as none of the other financing documents or project contracts have provisions that are triggered by a reduction of the ratings of the bonds.

4.

EQUITY SUBSCRIPTION AGREEMENT

The Company, along with AES Ironwood, Inc., entered into an equity subscription agreement, pursuant to which AES Ironwood, Inc. was required to contribute up to $50.1 million to the Company to fund project costs after the bond proceeds have been fully utilized. As of March 31, 2003, AES Ironwood, Inc. had made net contributions of $38.8 million of equity capital. Upon final acceptance of the plant, no further contribution is required. As a result of granting final acceptance to Siemens Westinghouse on March 12, 2003, AES Ironwood, Inc. is no loner required to contribute funds to the company.

5.

POWER PURCHASE AGREEMENT

The Company has entered into a power purchase agreement with Williams Energy for the sale of all electric energy and capacity produced by the Facility, as well as ancillary and fuel conversion services. The term of the power purchase agreement is 20 years, commencing on December 28, 2001, the commercial operation date. Payment obligations to the Company are guaranteed by The Williams Companies, Inc. Such payment obligations under the guaranty are capped at an amount equal to 125% of the sum of the principal amount of the senior secured bonds plus the maximum debt service reserve account required balance.

Fuel Conversion and Other Services – Williams Energy has the obligation to deliver, on an exclusive basis, all quantities of natural gas required by the Facility to generate electricity or ancillary services, to start up or shut down the Plant, and to operate the Facility during any period other than a start-up, shut-down, or required dispatch by Williams Energy for any reason.

Concentration of Credit Risk – Williams Energy currently is the Company’s sole customer for purchases of capacity, ancillary services, and energy, and our sole source for fuel. Williams Energy’s payments under the power purchase agreement are expected to provide all of the Company’s revenues during the term of the power purchase agreement. It is uncertain whether the Company would be able to find another purchaser or fuel source on similar terms for the Facility if Williams Energy were not performing under the power purchase agreement. Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the power purchase agreement would have a severe and material impact on the Company’s operations. The payment obligations of Williams Energy under the power purchase agreement are guaranteed by The Williams Companies, Inc. The payment obligations of The Williams Companies, Inc. are capped at an amount equal to 125% of the sum of the principal amount of our senior secured bonds, plus the maximum debt service reserve account balance. At March 31, 2002, this amount was approximately $400 million.

Under the power purchase agreement, in the event that S&P or Moody’s rate the long–term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The Williams Companies, Inc., or affiliate thereof, is required to replace The Williams Companies, Inc. guaranty with an alternative security that is acceptable to us after the loss of such investment grade rating. According to published sources, on July 23, 2002, S&P

(Page 9 of 29)

lowered the long term senior unsecured debt rating of The Williams Companies, Inc. to “BB” from “BBB-”, and further lowered such rating to “B” on July 25, 2002. According to published sources, on July 24, 2002, Moody’s lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to “B1” from “Baa3.” According to published sources, this rating was further lowered on November 22, 2002 to “Caa1” by Moody’s. Accordingly, The Williams Companies, Inc.’s long–term senior unsecured debt is currently rated below investment grade by both S&P and Moody’s, and is subject to further downgrade by both ratings agencies.

In an action related to the ratings downgrade of The Williams Companies, Inc., S&P lowered its ratings on the Company’s senior secured bonds to “BB-” from “BBB-” on July 26, 2002, and placed the rating on credit watch. On November 27, 2002, Moody’s lowered its ratings on the Company’s senior secured bonds to “B2” from “Ba2”. The Company does not believe that such ratings downgrades will have any other direct or immediate effect, as none of the other financing documents or project contracts have provisions that are triggered by a reduction of the ratings of the bonds.

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

Since the Company depends on The Williams Companies, Inc. and its affiliates for both revenues and fuel supply under the power purchase agreement, if The Williams Companies, Inc. and its affiliates were to terminate or default under the power purchase agreement, there would be a severe negative impact to the Company’s cash flow and financial condition which could result in a default on the Company’s senior secured bonds. Due to recent declines in pool prices, the Company would expect that if required to seek alternative purchasers of our power as a result of a default by The Williams Companies, Inc. and its affiliates that any such

(Page 10 of 29)

alternate revenues would be substantially below the amounts that would have been otherwise payable pursuant to the power purchase agreement. There can be no assurance as to the Company’s ability to generate sufficient cash flow to cover operating expenses or debt service obligations in the absence of a long-term power purchase agreement with Williams Energy or its affiliates.

As further discussed in Note 6, the Company is in ongoing discussions with Williams Energy relating to the calculation of certain amounts under the power purchase agreement. Under the power purchase agreement, the Company has earned an annual availability bonus and an additional capacity payment for 2002. The Company has invoiced Williams Energy approximately $1.4 million as an annual availability bonus for 2002 and approximately $0.1 million as a capacity payment for 2002. However, Williams Energy has disputed these amounts so the Company has only recognized the amounts that Williams Energy has paid, which is approximately $0.3 million. For the three months ended March 31, 2003 the Company has invoiced Williams Energy approximately $12.4 million in respect of fixed payments and ancillary services. There have been disputes over the calculation of some of the 2003 invoices, but the Company considers these immaterial and will not require arbitration. The Company will continue to discuss with Williams Energy the calculation of the 2002 amounts but is unable to predict the outcome of these discussions and their potential impact on the Company’s ability to collect these contractual items either for the three months ended March 31, 2003 or in the future.

6.	COMMITMENTS AND CONTINGENCIES

Construction – The Company entered into a fixed-price turnkey construction agreement with Siemens Westinghouse for the design, engineering, procurement and construction of the Facility. By meeting the provisions in Section 6.3 of the construction agreement, provisional acceptance was granted by the Company on December 27, 2001. We previously had a dispute with Siemens Westinghouse over which party was responsible for the payment of the cost of electricity and natural gas used by the project during certain periods prior to the December 28, 2001 commercial acceptance. As a result of a settlement agreement with Siemens Westinghouse entitled Agreement Change Order No. 71, we granted final acceptance as of March 12, 2003.

As a result of the settlement agreement, we have agreed, among other things, not to pursue the cost of electricity and natural gas used by the project during certain periods prior to the December 28, 2001 commercial acceptance date. We have also agreed to pay $156,000 relating to an outstanding claim by Siemens Westinghouse regarding an April 2002 outage. This amount was recorded as an accrued expense during 2002 and was paid as part of the settlement. Siemens Westinghouse has agreed to waive their right to receive any payments with respect to a milestone payment of $2.2 million and to the retainage of $12.1 million held by us. Additionally, Siemens Westinghouse made a payment of $4.8 million to us in respect of items related to final acceptance. This amount was recorded as a reduction in the cost of the Facility. The effects of this settlement agreement have been recorded in our financial statements as of December 31, 2002.

Power Purchase Agreement - The Company is having ongoing discussions with Williams Energy relating to the calculation of certain amounts under the power purchase agreement. Under the power purchase agreement, the Company has earned an annual availability bonus

(Page 11 of 29)

and an additional capacity payment for 2002. The Company has invoiced Williams Energy approximately $1.4 million as an annual availability bonus for 2002 and approximately $0.1 million as a capacity payment for 2002. However, Williams Energy has disputed the amounts so the Company has only recognized the amounts that Williams Energy has paid, which is approximately $0.3 million. Additionally, on April 14, 2003, Williams Energy notified the Company that they disagree with the Company’s calculated availability for 2002. They have recalculated availability based on their interpretation of the power purchase agreement and believe that no availability bonus is due. Instead Williams Energy has claimed that the Company owes them an annual availability capacity adjustment in the amount of approximately $3.5 million. Additionally, Williams Energy has claimed that the Company also owes a fuel conversion volume rebate in the amount of approximately $366 thousand. The Company has notified Williams Energy that the Company disputes their calculations. The Company will continue to discuss with Williams Energy the calculation of these amounts but are unable to predict the outcome of these discussions and their potential impact on the Company’s ability to collect these contractual items either for the three months ended March 31, 2003 or in the future.

Maintenance – The Company, as assignee of AES Ironwood, Inc., has entered into the Maintenance Program Parts, Shop Repairs and Scheduled Outage TFA Services Contract, dated as of September 23, 1998, with Siemens Westinghouse by which Siemens Westinghouse will provide the Company with, among other things, combustion turbine parts, shop repairs and scheduled outage technical field assistance services. The Contractor will provide the Company with specific combustion turbine maintenance services and spare parts for an initial term of between eight and ten years under a maintenance service agreement. The fees assessed by Siemens Westinghouse will be based on the number of equivalent base load hours accumulated by the applicable combustion turbine as adjusted for inflation.

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

Water Supply - The Company has entered into a contract with the City of Lebanon Authority for the purchase of 50 percent of the water use of the Company. The contract has a term of 25 years and commenced on March 9, 1998. Costs associated with the use of water by the Company under this contract are based on gallons used per day at prices specified under the contract terms. The Company has also entered into an agreement with Pennsy Supply, Inc., which will provide the remaining 50 percent of the water use of the Company.

Interconnection Agreement - The Company has entered into an interconnection agreement with GPU Energy to transmit the electricity generated by the Company to the transmission grid so that it may be sold as prescribed under the Company’s power purchase agreement. The agreement is in effect for the life of the Facility; however it may be terminated by mutual consent of both GPU Energy and the Company under certain circumstances as

(Page 12 of 29)

detailed in the agreement. Costs associated with the agreement are based on electricity transmitted via GPU Energy at a variable price, and the tariff imposed by the Pennsylvania/New Jersey/Maryland power pool market, as charged by GPU Energy to the Company, which is comprised of both service cost and asset recovery cost, as determined by GPU Energy and approved by the Federal Energy Regulatory Commission.

Letters of Credit

AES Ironwood, Inc. had a letter of credit agreement in relation to its equity subscription agreement. The initial amount of the bond under this agreement was $50.1 million. On July 10, 2002, the surety bond was replaced by an acceptable letter of credit in the amount of $9.1 million. The need for the letter of credit ceased with the granting of final acceptance on March 12, 2003. The collateral agent released the Company of this requirement on March 21, 2003.

To satisfy the requirements of the power purchase agreement, on September 20, 2002, Citibank, N.A, issued a $35 million Irrevocable Letter of Credit (“the Letter of Credit”) on behalf of Williams Energy. The Letter of Credit does not alter, modify, amend or nullify the guaranty issued by The Williams Companies, Inc. in favor of the Company and is considered to be additional security to the security amounts provided by such guaranty. The Letter of Credit became effective on September 20, 2002 and shall expire upon the close of business on July 10, 2003; except that the Letter of Credit will be automatically extended without amendment for successive one year periods from the present or any future expiration date hereof, unless Citibank, N.A. provides written notice of its election not to renew the Letter of Credit at least thirty days prior to any such expiration date. Additionally, in a Letter Agreement dated September 20, 2002, Williams Energy agreed to (a) provide Eligible Credit Support prior to the stated expiration date of the Letter of Credit and (b) replenish any portion of the Letter of Credit or Eligible Credit Support that is drawn, reduced, cashed or redeemed, at any time, with an equal amount of Eligible Credit Support. Within twenty days prior to the expiration of the Letter of Credit and/or any expiration date of eligible credit support posted by Williams Energy, Williams Energy shall post eligible credit support to the Company in place of the Letter of Credit and/or any expiring eligible credit support unless The Williams Companies, Inc. regains and maintains its investment grade status, in which case the Letter of Credit or eligible credit support shall automatically terminate and no additional eligible credit support shall be required. The Company and Williams Energy acknowledge that the posting of such Letter of Credit and Williams Energy’s agreement and performance of the requirements of (a) and (b) as set forth in the immediately preceding sentence shall be in full satisfaction of Williams Energy’s obligations contained in Section 19.3 of the power purchase agreement to provide replacement security due to the downgrade of The Williams Companies, Inc. falling below investment grade status.

7.

RECENT AND NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 143, entitled “Accounting for Asset Retirement Obligations.” This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with long-lived assets. Under this statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long lived asset. The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related asset. The Company adopted

(Page 13 of 29)

the standard on January 1, 2003 and has determined that the effects of the adoption of SFAS No. 143 on our financial position and results of operations were not material.

In June 2002, the FASB issued SFAS No. 146, entitled “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The adoption of this standard by the Company did not have any immediate material effect on the Company’s financial statements.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative according to SFAS No. 133 and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. In addition, the statement amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and amends certain other existing pronouncements.

The requirements of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The provisions of the statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The Company is currently evaluating the impacts, if any, of SFAS No. 149 on its financial statements.

In November 2002, the FASB issued Interpretation No. 45, entitled “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation establishes new disclosure requirements for all guarantees, but the measurement criteria are applicable to guarantees issued and modified after December 31, 2002. The adoption of this interpretation by the Company did not have any immediate material effect on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, application begins in the first fiscal year or interim period

(Page 14 of 29)

beginning after June 15, 2003. The Company does not expect that implementation of this statement and interpretations will have a significant impact on their consolidated financial statements.

(Page 15 of 29)

Item 2.	Management’s Discussion And Analysis Of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Some of the statements in this Form 10-Q, as well as statements made by the AES Ironwood, L.L.C. (“the Company”) in periodic press releases and other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “estimates,” “plans,” “projects,” “expects,” “may,” “will,” “should,” “approximately,” or “anticipates” or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. The Company has based these forward-looking statements on its current expectations and projections about future events based upon its knowledge of facts as of the date of this Form 10-Q and its assumptions about future events.

All statements other than of historical facts included herein, including those regarding market trends, the Company’s financial position, business strategy, projected plans, and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors outside of the Company’s control that may cause the actual results or performance of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, among others, the following:

  unexpected problems relating to the performance of the Facility;
  the financial condition of third parties on which we depend, including in particular Williams Energy & Trading Company (“Williams Energy”), as the power purchaser and fuel supplier under the power purchase agreement, and The Williams Companies, Inc., as the guarantor of performance under the power purchase agreement;
  unanticipated effects of the arbitration decision relating to the Company’s power purchase agreement dispute with Williams Energy and the possibility of future disputes or proceedings regarding the power purchase agreement;
  the continued performance of Williams Energy, Inc. under the power purchase agreement;
  the ability of The Williams Companies, Inc. or its affiliates to avoid a default under power purchase agreement by continuing to provide adequate security to supplement or replace their guarantee of Williams Energy’s performance under the power purchase agreement;
  the Company’s ability to find a replacement power purchaser on favorable or reasonable terms, if necessary;
  an adequate merchant market after the expiration of the power purchase agreement, capital shortfalls and access to additional capital on reasonable terms, or in the event that the power purchase agreement is terminated;
  inadequate insurance coverage;
  unexpected expenses or lower than expected revenues;
  environmental and regulatory compliance;
  terrorist acts and adverse reactions to United States anti-terrorism activities; and
  the additional factors that are unknown to the Company or beyond its control.

(Page 16 of 29)

The Company has no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

General

The Company was formed on October 30, 1998 to develop, construct, own, operate, and maintain its Facility. The Company was dormant until June 25, 1999, the date of the sale of its senior secured bonds. The Company obtained $308.5 million of project financing from the sale of its senior secured bonds. The total cost of the construction of the Company’s Facility was approximately $330 million, which was financed by the proceeds from the sale of the senior secured bonds and the equity contributions described below. The Facility granted provisional acceptance on December 27, 2001 and was declared commercially available on December 28, 2001. On March 12, 2003 the Facility granted final acceptance.

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

Operating Expenses

Under an agreement with AES Prescott, L.L.C. we are required to reimburse all operator costs on a monthly basis. Operator costs generally consist of all direct costs and overhead. Additionally, a monthly operator fee of $400,000, subject to annual adjustment, is payable on each bond payment date.

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

(Page 17 of 29)

At the conclusion of the April 2002 outage, Siemens Westinghouse retested the Facility and achieved no improvement in electrical output. The daily charge for electrical output shortfall remained at $8,328 per day through June 30, 2002.

Output was improved in July 2002 to 3,195 kilowatts less than the natural gas-based electrical output guarantee and accordingly the interim rebate was lowered to $645 per day on July 4, 2002, the day the Company began receiving higher capacity payments from Williams Energy.

Under the terms of the construction agreement, various provisions relating to electrical output performance provided either for a bonus to be paid by us to Siemens Westinghouse or for Siemens Westinghouse to pay us a rebate based on the outcome of those performance tests. As a result of our settlement agreement, however, Siemens Westinghouse is deemed to have met but not exceeded the performance guarantees and no bonus will be paid by us and no rebate will be paid by Siemens Westinghouse.

  Heat Rate Guarantees

If the average net heat rate of the Facility at provisional acceptance and/or interim acceptance, if having occurred before final acceptance, exceeds the natural gas-based heat rate guarantee, then Siemens Westinghouse must pay us, as a rebate and not as liquidated damages, for each day during the interim period, an amount equal to $44 per day for each BTU/KwH by which the measured net heat rate is greater than the natural gas-based heat rate guarantee. During performance testing heat rate was calculated to be 162 BTU/KwH less than the natural gas-based natural heat rate guarantee. The daily charge for this amount had been calculated at $7,116 per day.

At the conclusion of the April 2002 outage Siemens Westinghouse retested the Facility and achieved an improvement in heat rate. During performance testing heat rate was calculated to be 71 BTU/KwH less than the natural gas-based natural heat rate guarantee. The daily charge for this amount has been calculated at $3,118 per day. The improvement in heat rate commenced on May 23, 2002, and the lesser amount was invoiced to Siemens Westinghouse from that date until February 28, 2003.

For the three month period ended March 31, 2003, we have invoiced Siemens Westinghouse approximately $222 thousand in electrical output and heat rate rebates. The amounts we invoiced Siemens Westinghouse for the months of January 2003 and February 2003 have been paid by Siemens Westinghouse and are included in other income. The electrical output and heat rate rebates have ceased as of February 28, 2003 pursuant to the terms of final acceptance granted in Agreement Change Order No. 71, dated March 12, 2003. At that time plant performance guarantees were deemed to have been met.

Under the terms of the construction agreement, various provisions relating to heat performance provided either for a bonus to be paid by us to Siemens Westinghouse or for Siemens Westinghouse to pay us a rebate based on the outcome of those performance tests. As a result of our settlement agreement, however, Siemens Westinghouse is deemed to have met but not exceeded the performance guarantees and no bonus will be paid by us and no rebate will be paid by Siemens Westinghouse.

Recent and New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 143, entitled “Accounting for Asset Retirement Obligations.” This standard is effective for fiscal years beginning after June 15, 2002, and provides

(Page 18 of 29)

accounting requirements for asset retirement obligations associated with long-lived assets. Under this statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long lived asset. The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related asset. The Company adopted the standard on January 1, 2003 and has determined that the effects of the adoption of SFAS No. 143 on our financial position and results of operations were not material.

In June 2002, the FASB issued SFAS No. 146, entitled “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The adoption of this standard by the Company did not have any immediate material effect on the Company’s financial statements.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149").  SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly.  In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative according to SFAS No. 133 and when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  In addition, the statement amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and amends certain other existing pronouncements.

The requirements of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The provisions of the statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The Company is currently evaluating the impacts, if any, of SFAS No. 149 on its financial statements.

In November 2002, the FASB issued Interpretation No. 45, entitled “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation establishes new disclosure requirements for all guarantees, but the measurement criteria are applicable to guarantees issued and modified after December 31, 2002. The adoption of this interpretation by the Company did not have any immediate material effect on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation applies to variable interest entities created after January 31, 2003, and

(Page 19 of 29)

to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, application begins in the first fiscal year or interim period beginning after June 15, 2003. The Company does not expect that implementation of this statement and their interpretations will have a significant impact on their financial statements.

Equity Contributions

The Company, along with AES Ironwood, Inc., entered into an equity subscription agreement, pursuant to which AES Ironwood, Inc. was required to contribute up to $50.1 million to the Company to fund project costs after the bond proceeds has been fully utilized. As of March 31, 2003, AES Ironwood, Inc. had made net contributions of $38.8 million of equity capital. Upon final acceptance of the plant, no further contribution is required. On March 12, 2003, final acceptance of the plant was granted to Siemens Westinghouse so AES Ironwood, Inc. is no longer required to contribute funds to the Company.

Results of Operations

For the Three Months Ended March 31, 2003 and 2002

Operating revenues for the three months ended March 31, 2003 were approximately $12.43 million compared to $12.53 million for the comparable period of the prior calendar year. This amount consists of capacity payments of approximately $4.0 million per month in 2003 and $3.93 million per month in 2002. The remainder consists of fuel conversion and heat rate bonus payments.

Depreciation for the three months ended March 31, 2003 was approximately $2.60 million compared to $2.45 million for the comparable period of the prior calendar year. Depreciation expense has increased due to additional capital expenditures, resulting in higher depreciation expense.

Management services and fees for the three months ended March 31, 2003 were approximately $1.72 million compared to $1.78 million for the comparable period of the prior calendar year. Management services and fees are costs incurred by the AES Prescott, L.L.C. and reimbursed by the Company. These fees are lower in 2003 primarily due to cost cutting efforts to reduce payroll and administrative costs.

Operating fees for the three months ended March 31, 2003 were approximately $1.28 million compared to $1.26 million for the comparable period of the prior calendar year. Operating fees are slightly higher during the current year as these fees are adjusted annually for inflation. The Company entered into a Development and Operations Services Agreement, dated as of June 1, 1999, with AES Prescott by which AES Prescott provided development and construction management services and is providing operating and maintenance services for our Facility for a period of 27 years.

Other operating costs for the three months ended March 31, 2003 were $1.08 million, compared with $218 thousand for the comparable period of the prior calendar year. Other operating costs include, but are not limited to, fuel paid for facility testing, non-dispatch payments, heat rate penalty, and emissions allowances. The increase in cost in 2003 is due to the fuel cost of approximately $828 thousand related to a winter capacity test.

General and administrative costs for the three months ended March 31, 2003 were $1.11 million compared to $457 thousand for the comparable period of the prior calendar year. The increase in 2003 is due to an increase in operating insurance for the current year.

(Page 20 of 29)

For the three months ended March 31, 2003, other income was $233 thousand compared to $1.45 million for the comparable period of the prior calendar year. The decrease in 2003 is due to higher heat rate and interim rebates invoiced to Siemens Westinghouse in the first quarter of 2002. The rebates ended in March 2003 with the granting of final acceptance (See Performance Guarantees above).

For the three months ended March 31, 2003, interest income earned on invested funds was $21 thousand compared to $33 thousand for the comparable period of the prior calendar year. The decrease is due to lower average balances in interest earning accounts.

For the three months ended March 31, 2003 and 2002, interest costs incurred on the bond proceeds was $6.8 million for each respective period and is included as interest expense in the statement of operations.

As a result of the foregoing, the Company had a net loss of $1.88 million for the three months ended March 31, 2003 compared to a net income of $1.02 million for the comparable period of the prior calendar year.

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

Concentration of Credit Risk

Williams Energy currently is the Company’s sole customer for purchases of capacity, ancillary services, and energy, and the sole source for fuel. Williams Energy’s payments under the power purchase agreement are expected to provide all of the Company’s revenues during the term of the power purchase agreement. It is uncertain whether the Company would be able to find another purchaser or fuel source on similar terms for the Facility if Williams Energy were not performing under the power purchase agreement. Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the power purchase agreement would have a severe impact on the Company’s operations. The payment obligations of Williams Energy under the power purchase agreement are guaranteed by The Williams Companies, Inc. The payment obligations of The Williams Companies, Inc. are capped at an amount equal to 125% of the sum of the principal

(Page 21 of 29)

amount of our senior secured bonds, plus the maximum debt service reserve account balance. At March 31, 2003, this amount was approximately $400 million.

Under the power purchase agreement, in the event that S&P or Moody’s rate the long–term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The Williams Companies, Inc., or affiliate thereof, is required to replace The Williams Companies, Inc. guaranty with an alternative security that is acceptable to the Company. According to published sources, on July 23, 2002, S&P lowered the long term senior unsecured debt rating of The Williams Companies, Inc. to “BB” from “BBB-”, and further lowered such rating to “B” on July 25, 2002. According to published sources, on July 24, 2002, Moody’s lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to “B1” from “Baa3.” According to published sources, this rating was further lowered on November 22, 2002 to “Caa1” by Moody’s. Accordingly, The Williams Companies, Inc.’s long–term senior unsecured debt is currently rated below investment grade by both S&P and Moody’s.

In an action related to the ratings downgrade of The Williams Companies, Inc., S&P lowered its ratings on the Company’s senior secured bonds to “BB-” from “BBB-” on July 26, 2002, and placed the rating on credit watch. On November 27, 2002, Moody’s lowered its ratings on the Company’s senior secured bonds to “B2” from “Ba2”. The Company does not believe that such ratings downgrades will have any other direct or immediate effect as none of the other financing documents or project contracts have provisions that are triggered by a reduction of the ratings of the bonds.

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

The Company’s dependence on The Williams Companies, Inc. and its affiliates under the power purchase agreement exposes the Company to possible loss of revenues and fuel supply, which in turn, could negatively impact cash flow and financial condition and could result in a default under the senior secured bonds. There can be no assurance as to the Company’s ability to generate

(Page 22 of 29)

sufficient cash flow to cover operating expenses or debt service obligations in the absence of a long term power purchase agreement with Williams Energy.

Business Strategy and Outlook

The Company’s overall business strategy is to market and sell all of its net capacity, fuel conversion and ancillary services to Williams Energy during the 20-year term of the power purchase agreement. After expiration or in the event of an early termination of the power purchase agreement, the Company anticipates selling its Facility’s capacity, ancillary services, and energy in the spot market or under a short or long term power purchase agreement or into the Pennsylvania/New Jersey/Maryland power pool market. The Company intends to cause its Facility to be managed, operated, and maintained in compliance with the project contracts and all applicable legal requirements.

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

(Page 23 of 29)

Description of Asset	Depreciable Life	March 31, 2003 (in thousands)

Plant	40	229,220
Buildings	40	458
Land Improvements	40	10,831
Equipment	40	1,987
Rotable Turbine Parts	28	11,742
Development Costs	25	23,325
Rotable Turbine Parts	24	8,197
Rotable Turbine Parts	20	3,189
Furniture & Fixtures	15	730
Rotable Turbine Parts	15	1,776
Rotable Turbine Parts	12	10,955
Capitalized Portion of April 2002 Outage	12	3,428
Rotable Turbine Parts	7	6,939
Data Processing Equipment	7	481
Vehicles	5	545
Projects	n/a	4,076
Spare Parts	n/a	2,300

		$320,179

Contingencies

We are having ongoing discussions with Williams Energy relating to the calculation of certain amounts under the power purchase agreement. Under the power purchase agreement, we have earned an annual availability bonus and an additional capacity payment for 2002. We have invoiced Williams Energy approximately $1.4 million as an annual availability bonus for 2002 and approximately $0.1 million as a capacity payment for 2002. However, Williams Energy has disputed the amounts so the Company has only recognized the amounts that Williams Energy has paid, which is approximately $0.3 million. Additionally, on April 14, 2003, Williams Energy notified us that they disagree with our calculated availability for 2002. Based on their interpretation of the power purchase agreement, Williams Energy believes that no availability bonus is due us. Instead Williams Energy believes that we owe them an annual availability capacity adjustment in the amount of approximately $3.5 million. Additionally, Williams Energy believes we also owe a fuel conversion volume rebate in the amount of approximately $366 thousand. We have notified Williams Energy that we dispute their calculations. We will continue to discuss with Williams Energy the calculation of these amounts but are unable to predict the outcome of these discussions and their potential impact on our ability to collect these contractual items either for the three months ended March 31, 2003 or in the future.

Commitments

Interest on the Bonds is payable quarterly in arrears. Quarterly principal payments on the Bonds commenced on February 28, 2002. The final maturity date for the Bonds is November 30, 2025.

(Page 24 of 29)

          Repayments as of December 31, 2002 are as follows:

Year	Principal	Interest	Total
2003	$4,751	$26,991	$31,742
2004	6,355	26,426	32,781
2005	7,034	26,078	33,112
2006	7,157	25,305	32,462
2007	9,132	24,605	33,737
2008-2025	272,095	246,092	518,187

Total payments	$306,524	$375,497	$682,021

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company believes that there have been no material changes in exposure to market risks during the first quarter of 2003 compared with the exposure set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our President and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-14c) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that material information relating to us is recorded, processed, summarized and reported in a timely manner.

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

(Page 25 of 29)

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

We are having ongoing discussions with Williams Energy relating to the calculation of certain amounts under the power purchase agreement. Under the power purchase agreement, we have earned an annual availability bonus and an additional capacity payment for 2002. We have invoiced Williams Energy approximately $1.4 million as an annual availability bonus for 2002 and approximately $0.1 million as a capacity payment for 2002. However, Williams Energy has disputed the amounts so the Company has only recognized the amounts that Williams Energy has paid, which is approximately $0.3 million. Additionally, on April 14, 2003, Williams Energy notified us that they disagree with our calculated availability for 2002. Based on their interpretation of the power purchase agreement Williams Energy believes that no availability bonus is due us. Instead Williams Energy believes that we owe them an annual availability capacity adjustment in the amount of approximately $3.5 million. Additionally, Williams Energy has determined we also owe a fuel conversion volume rebate in the amount of approximately $366 thousand. We have notified Williams Energy that we dispute their calculations. We will continue to discuss with Williams Energy the calculation of these amounts but are unable to predict the outcome of these discussions and their potential impact on our ability to collect these contractual items either for the three months ended March 31, 2003 or in the future.

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS. Not applicable pursuant to General Instruction H of Form 10-Q.

Item 3.	DEFAULTS UPON SENIOR SECURITIES. Not applicable pursuant to General Instruction H of Form 10-Q.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Not applicable pursuant to General Instruction H of Form 10-Q.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits 99.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act
(b) Reports on Form 8-K The Company did not file any reports on Form 8-K during the quarter ended March 31, 2003.

(Page 26 of 29)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AES IRONWOOD, L.L.C.
Date: May 15, 2003	By:	/s/ Peter Norgeot
Peter Norgeot President

Date: May 15, 2003	By:	/s/ Michael Carlson
Michael Carlson Vice President and Chief Financial Officer

(Page 27 of 29)

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

    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report (the “Evaluation Date”); and

    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: May 15, 2003	/s/ Peter Norgeot
Name: Peter Norgeot President

(Page 28 of 29)

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

    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report (the “Evaluation Date”); and

    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: May 15, 2003	/s/ Michael Carlson
Name: Michael Carlson Vice-President and Chief Financial Officer

(Page 29 of 29)