Form 10-Q
period 2003-06-30
AES IRONWOOD LLC
filed 2003-08-18
CIK 1099291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

          Registrant is a wholly owned subsidiary of The AES Corporation. Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is filing this Quarterly Report on Form 10-Q with the reduced disclosure format authorized by General Instruction H.

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

          Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [_] No [X]

AES IRONWOOD, L.L.C.
TABLE OF CONTENTS

(Page 2 of 33)

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AES IRONWOOD, L.L.C.
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION
 Condensed Statements of Operations,
Three and Six Months Ended June 30, 2003 and 2002
(UNAUDITED)
(dollars in thousands)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
OPERATING REVENUES
Energy	$12,557	$12,809	$24,982	$25,341

OPERATING EXPENSES
Depreciation	2,720	2,502	5,316	4,955
Management services and fees	1,509	1,972	3,227	3,754
Operating fee	1,278	1,261	2,555	2,521
Operating costs	1,199	933	2,278	1,235
General and administrative costs	1,326	600	2,438	973

Total operating expenses	8,032	7,268	15,814	13,438
Operating income (loss)	4,525	5,541	9,168	11,903

OTHER INCOME/EXPENSE
Other income	6	1,300	239	2,754
Interest income	33	19	54	52
Interest expense	6,753	6,813	13,531	13,644

NET (LOSS) INCOME	$(2,189)	$47	$(4,070)	$1,065

See notes to condensed financial statements.

(Page 3 of 33)

AES IRONWOOD, L.L.C.
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION
 Condensed Balance Sheets
as of June 30, 2003 and December 31, 2002
(UNAUDITED)
(dollars in thousands)

ASSETS:	June 30,	December 31,
	2003	2002

Current assets:
Cash and cash equivalents	$1,255	$1,088
Interest receivable	4	8
Accounts receivable — net	5,695	10,135
Prepaid expenses	2,159	2,511
Inventory — fuel	18	26
Restricted cash including debt service reserve	4,431	5,803

Total current assets	13,562	19,571

Land	1,143	1,143
Property, plant, and equipment-net of accumulated depreciation of
$15,504 and $10,188, respectively	319,060	322,745
Restricted cash-certificate of deposit	77	77
Deferred financing costs -net of accumulated amortization of $577 and $508,
respectively	3,058	3,127
Other assets	753	753

Total assets	$337,653	$347,416

LIABILITIES AND MEMBER’S CAPITAL:

Current liabilities:
Accounts payable	$409	$2,666
Accrued interest	2,245	2,262
Payable to AES and affiliates	2,136	2,873
Note payable	2,022	2,328
Bonds payable - current	5,554	4,751

Total current liabilities	12,366	14,880

Bonds payable	298,594	301,773

Total liabilities	310,960	316,653

Commitments and Contingencies (Notes 5 and 6)
Member’s capital:
Common stock, $1 par value -10 shares authorized, none issued or
outstanding	—	—
Contributed capital	38,800	38,800
Member’s accumulated deficit	(12,107)	(8,037)

Total member’s capital	26,693	30,763

Total liabilities and member’s capital	$337,653	$347,416

See notes to condensed financial statements.

(Page 4 of 33)

AES IRONWOOD, L.L.C.
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION
 Condensed Statement of Changes in Member’s Capital
Period From December 31, 2002
Through June 30, 2003
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional
			Paid - in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE DECEMBER 31, 2002	-	$-	$38,800	$(8,037)	$30,763
Net loss	-	-	-	(4,070)	(4,070)

BALANCE JUNE 30, 2003	-	$-	$38,800	$(12,107)	$26,693

See notes to condensed financial statements.

(Page 5 of 33)

AES IRONWOOD, L.L.C.
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION
 Condensed Statements of Cash Flows,
Six months ended June 30, 2003 and 2002
(UNAUDITED)
(dollars in thousands)

	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2002

OPERATING ACTIVITIES:
Net (loss) income	$(4,070)	$1,065
Amortization of deferred financing costs	69	104
Depreciation	5,316	4,955
Change in:
Interest receivable	4	27
Accounts receivable	4,440	(307)
Prepaid expense	352	(834)
Inventory	8	(1,233)
Accounts payable	(2,257)	(13,183)
Accrued interest	(17)	(7)
Payable parent and affiliates	(737)	978

Net cash provided by (used in) operating activities	3,108	(8,435)

INVESTING ACTIVITIES:
Payments for property, plant and equipment	(1,631)	(1,052)
Withdrawals from (payments to) restricted cash accounts	1,372	2,300

Net cash provided by (used in) investing activities	(259)	1,248

FINANCING ACTIVITIES:
Payments on project debt	(2,376)	(988)
Change in note payable	(306)	-
Contributed capital	-	8,800

Net cash (used in) provided by financing activities	(2,682)	7,812

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	167	625

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,088	7,594

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,255	$8,219

SUPPLEMENTAL DISCLOSURE:
Interest paid (net of amounts capitalized)	$13,531	$13,644

See notes to condensed financial statements.

(Page 6 of 33)

AES IRONWOOD, L.L.C.
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION
Notes to Condensed Financial Statements

1.	ORGANIZATION

AES Ironwood, L.L.C. (the “Company”) was formed on October 30, 1998 in the State of Delaware, to develop, construct, own, operate and maintain a 705-megawatt (MW) gas-fired, combined cycle electric generating facility (the “Facility”) in South Lebanon Township, Pennsylvania. The Company was considered dormant until June 25, 1999, at which time it consummated a project financing and certain related agreements. The Facility, which was declared commercially available on December 28, 2001, consists of two Westinghouse 501 G combustion turbines, two heat recovery steam generators and one steam turbine. The Facility produces and sells electricity, and provides fuel conversion and ancillary services, solely to Williams Energy Marketing & Trading Company (“Williams Energy”) under a power purchase agreement with a term of 20 years that commenced on December 28, 2001.

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

In the Company’s opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the interim periods presented herein are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the three-month period presented herein are not necessarily indicative of the results of operations to be expected for the full year or future periods.

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

(Page 7 of 33)

electrical output. Revenues from the sales of electric energy and capacity are recorded based on output delivered and capacity provided at rates as specified under contract terms. Revenues for ancillary and other services are recorded when the services are rendered.

As of June 30, 2003, accounts receivable of approximately $5.7 million consists of unpaid invoices from Williams Energy for operations of approximately $6.7 million and from Siemens Westinghouse for warranty reimbursables of approximately $218 thousand, less allowance for doubtful accounts of approximately $1.2 million. As of December 31, 2002, accounts receivable of approximately $10.1 million consists of unpaid invoices from Williams Energy of approximately $5.8 million, from Siemens Westinghouse of approximately $4.8 million, from sales of excess fuel inventory of approximately $717,000, less allowance for doubtful accounts of approximately $1.2 million.

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

(Page 8 of 33)

In an action related to the ratings downgrade of The Williams Companies, Inc., S&P lowered its ratings on the Company’s senior secured bonds to
“BB-” from “BBB-” on July 26, 2002, and placed the rating on credit watch. On November 27, 2002, Moody’s lowered its ratings on the Company’s senior secured bonds to “B2" from “Ba2". The Company does not believe that such ratings downgrades will have any other direct or immediate effect, as none of the other financing documents or project contracts have provisions that are triggered by a reduction of the ratings of the bonds.

4.	EQUITY SUBSCRIPTION AGREEMENT

The Company, along with AES Ironwood, Inc., entered into an equity subscription agreement, pursuant to which AES Ironwood, Inc. was required to contribute up to $50.1 million to the Company to fund project costs after the bond proceeds have been fully utilized. As of June 30, 2003, AES Ironwood, Inc. had made net contributions of $38.8 million of equity capital. As a result of granting final acceptance to Siemens Westinghouse as of March 12, 2003, AES Ironwood, Inc. is no longer required to contribute funds to the Company.

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

Fuel Conversion and Other Services – Williams Energy has the obligation to deliver, on an exclusive basis, all quantities of natural gas required by the Facility to generate electricity or ancillary services, to start up or shut down the Plant and to operate the Facility during any period other than a start-up, shut-down or required dispatch by Williams Energy for any reason.

Concentration of Credit Risk – Williams Energy currently is the Company’s sole customer for purchases of capacity, ancillary services and energy, and the Company’s sole source for fuel. Williams Energy’s payments under the power purchase agreement are expected to provide all of the Company’s revenues during the term of the power purchase agreement. It is uncertain whether the Company would be able to find another purchaser or fuel source on similar terms for the Facility if Williams Energy were not performing under the power purchase agreement. Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the power purchase agreement would have a severe and material impact on the Company’s operations. The payment obligations of Williams Energy under the power purchase agreement are guaranteed by The Williams Companies, Inc. The payment obligations of The Williams Companies, Inc. are capped at an amount equal to 125% of the sum of the principal amount of our senior secured bonds, plus the maximum debt service reserve account balance. At June 30, 2003, this amount was approximately $399 million.

Under the power purchase agreement, in the event that S&P or Moody’s rate the long-term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The

(Page 9 of 33)

Williams Companies, Inc., or an affiliate thereof, is required to replace The Williams Companies, Inc. guaranty with an alternative security that is acceptable to the Company after the loss of such investment grade rating. According to published sources, on July 23, 2002, S&P lowered the long term senior unsecured debt rating of The Williams Companies, Inc. to “BB” from “BBB-”, and further lowered such rating to “B” on July 25, 2002. According to published sources, on July 24, 2002, Moody’s lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to “B1" from “Baa3.” According to published sources, this rating was further lowered on November 22, 2002 to “B3" by Moody’s. According to published sources, this rating was increased with a developing outlook on June 4, 2003 to “B2" by Moody’s. Accordingly, the Williams Companies, Inc.’s long-term senior unsecured debt is currently rated below investment grade by both S&P and Moody’s.

To satisfy the requirements of the power purchase agreement, on September 20, 2002, Citibank, N.A. issued a $35 million Irrevocable Standby Letter of Credit (the “Letter of Credit”) on behalf of Williams Energy. The Letter of Credit does not alter, modify, amend or nullify the guaranty issued by The Williams Companies, Inc. in favor of the Company and is considered to be additional security to the security amounts provided by such guaranty. The Letter of Credit became effective on September 20, 2002 and expired upon the close of business on July 10, 2003; except that the Letter of Credit will be automatically extended without amendment for successive one year periods from the present or any future expiration date hereof, unless Citibank, N.A. provides written notice of its election not to renew the Letter of Credit at least thirty days prior to any such expiration date. On June 13, 2003, Citibank, N.A. sent notification that the letter of credit will be extended to July 12, 2004. Additionally, in a Letter Agreement dated September 20, 2002, Williams Energy agreed to (a) provide eligible credit support prior to the stated expiration date of the Letter of Credit and (b) replenish any portion of the Letter of Credit or eligible credit support that is drawn, reduced, cashed or redeemed, at any time, with an equal amount of eligible credit support. Within twenty days prior to the expiration of the Letter of Credit and/or any expiration date of eligible credit support posted by Williams Energy, Williams Energy shall post eligible credit support to the Company in place of the Letter of Credit and/or any expiring eligible credit support unless The Williams Companies, Inc. regains and maintains its investment grade status, in which case the Letter of Credit or eligible credit support shall automatically terminate and no additional eligible credit support shall be required. The Company and Williams Energy acknowledge that the posting of such Letter of Credit and Williams Energy’s agreement and performance of the requirements of (a) and (b) as set forth in the immediately preceding sentence shall be in full satisfaction of Williams Energy’s obligations contained in Section 19.3 of the power purchase agreement to provide replacement security due to the downgrade of The Williams Companies, Inc. falling below investment grade status.

Since the Company depends on The Williams Companies, Inc. and its affiliates for both revenues and fuel supply under the power purchase agreement, if The Williams Companies, Inc. and its affiliates were to terminate or default under the power purchase agreement, there would be a severe negative impact to the Company’s cash flow and financial condition which could result in a default on the Company’s senior secured bonds. Due to recent declines in pool prices, the Company would expect that if required to seek alternative purchasers of our power as a result of a default by The Williams Companies, Inc. and its affiliates that any such alternate revenues would be substantially below the amounts that would have been otherwise payable pursuant to the power purchase agreement. There can be no assurance as to the

(Page 10 of 33)

Company’s ability to generate sufficient cash flow to cover operating expenses or debt service obligations in the absence of a long-term power purchase agreement with Williams Energy or its affiliates.

As further discussed in Note 6, the Company is in ongoing discussions with Williams Energy relating to the calculation of certain amounts under the power purchase agreement. Under the power purchase agreement, the Company believes it has earned an annual availability bonus and an additional capacity payment for 2002. The Company has invoiced Williams Energy approximately $1.4 million as an annual availability bonus for 2002 and approximately $0.1 million as a capacity payment for 2002. However, Williams Energy has disputed these amounts so the Company has only recognized the amounts that Williams Energy has paid, which is approximately $0.3 million. For the six months ended June 30, 2003, the Company has invoiced Williams Energy approximately $24.98 million in respect of fixed payments and ancillary services. There have been disputes over the calculation of some of the 2003 invoices, but the Company considers these immaterial and believes that they will not require arbitration. The Company will continue to discuss with Williams Energy the calculation of the 2002 amounts but is unable to predict the outcome of these discussions and their potential impact on the Company’s ability to collect these contractual items either for the six months ended June 30, 2003 or in the future.

6.	COMMITMENTS AND CONTINGENCIES

Construction – The Company entered into a fixed-price turnkey construction agreement with Siemens Westinghouse for the design, engineering, procurement and construction of the Facility. By meeting the provisions in Section 6.3 of the construction agreement, provisional acceptance was granted by the Company on December 27, 2001. The Company previously had a dispute with Siemens Westinghouse over which party was responsible for the payment of the cost of electricity and natural gas used by the project during certain periods prior to the December 28, 2001 commercial acceptance. As a result of a settlement agreement with Siemens Westinghouse entitled Agreement Change Order No. 71, the Company granted final acceptance as of March 12, 2003.

As a result of the settlement agreement, the Company has agreed, among other things, not to pursue the cost of electricity and natural gas used by the project during certain periods prior to the December 28, 2001 commercial acceptance date. The Company also agreed to pay $156,000 relating to an outstanding claim by Siemens Westinghouse regarding an April 2002 outage. This amount was recorded as an accrued expense during 2002 and was paid as part of the settlement. Siemens Westinghouse has agreed to waive their right to receive any payments with respect to a milestone payment of $2.2 million and to the retainage of $12.1 million held by us. Additionally, Siemens Westinghouse made a payment of $4.8 million to the Company in respect of items related to final acceptance. This amount was recorded as a reduction in the cost of the Facility. The effects of this settlement agreement have been recorded in the Company’s financial statements as of December 31, 2002.

Power Purchase Agreement – The Company is having ongoing discussions with Williams Energy relating to the calculation of certain amounts under the power purchase agreement. Under the power purchase agreement, the Company believes it has earned an annual availability bonus for 2002. The Company has invoiced Williams Energy approximately $1.4 million as an annual availability bonus for 2002. However, Williams Energy has disputed the

(Page 11 of 33)

amounts so the Company has only recognized as revenue the amounts that Williams Energy has paid, which is approximately $0.3 million.

On April 14, 2003, Williams Energy notified the Company that they disagree with the Company’s calculated availability for 2002. They have recalculated availability based on their interpretation of the power purchase agreement and believe that no availability bonus is due. Instead Williams Energy has claimed that the Company owes them an annual availability capacity adjustment in the amount of approximately $3.5 million. This amount has not been accrued as the Company believes its interpretation of the power purchase agreement and its evaluation of availability is correct. As a result of Williams Energy’s assertion, they withheld approximately $0.3 million from 2003 capacity payments in respect of previously paid availability bonus. Accordingly, this amount has been accrued as bad debt expense during the second quarter to reflect this reduction in 2002 bonus. During April 2003, Williams withheld a portion of the monthly capacity payments. On August 12, 2003, Williams Energy reimbursed a portion of the setoff amount. As of August 12, 2003, the amount of these setoffs equals approximately $275 thousand. The amount withheld is a portion of the $3.5 million Williams Energy believes is due to them with respect to the 2002 annual availability capacity adjustment. The Company has notified Williams Energy that the power purchase agreement does not allow setoffs of disputed amounts and no further setoffs in respect to Williams Energy’s alleged capacity adjustment should occur prior to the conclusion of the dispute resolution process. This setoff is included within the accounts receivable balance of June 30, 2003.

Williams has claimed the Company also owes a fuel conversion volume rebate in the amount of approximately $366 thousand. The Company has notified Williams Energy that the Company disputes their calculations. This amount has not been accrued as of June 30, 2003.

The Company and Williams have entered into the arbitration process in accordance with the terms of the power purchase agreement to resolve these issues. The Company will continue to discuss with Williams Energy the calculation of these amounts but is unable to predict the outcome of either arbitration or these discussions and the potential impact on the Company’s ability to collect these contractual items either for the six months ended June 30, 2003 or in the future.

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

(Page 12 of 33)

10 years from initial synchronization of the applicable combustion turbine, whichever occurs first.

Water Supply – The Company has entered into a contract with the City of Lebanon Authority for the purchase of 50 percent of the water use of the Company. The contract has a term of 25 years and commenced on March 9, 1998. Costs associated with the use of water by the Company under this contract are based on gallons used per day at prices specified under the contract terms. The Company has also entered into an agreement with Pennsy Supply, Inc., which will provide the remaining 50 percent of the water use of the Company.

Interconnection Agreement – The Company has entered into an interconnection agreement with GPU Energy to transmit the electricity generated by the Company to the transmission grid so that it may be sold as prescribed under the Company’s power purchase agreement. The agreement is in effect for the life of the Facility; however, it may be terminated by mutual consent of both GPU Energy and the Company under certain circumstances as detailed in the agreement. Costs associated with the agreement are based on electricity transmitted via GPU Energy at a variable price, and the tariff imposed by the Pennsylvania/New Jersey/Maryland power pool market, as charged by GPU Energy to the Company, which is comprised of both service cost and asset recovery cost, as determined by GPU Energy and approved by the Federal Energy Regulatory Commission.

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

7.	RECENT AND NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, entitled “Accounting for Asset Retirement Obligations.” This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with long-lived assets. Under this statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long lived asset. The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related asset. The Company adopted the standard on January 1, 2003 and has determined that the effects of the adoption of SFAS No. 143 on the Company’s financial position and results of operations were not material.

In June 2002, the FASB issued SFAS No. 146, entitled “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the

(Page 13 of 33)

liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The adoption of this standard by the Company did not have any immediate material effect on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative according to SFAS No. 133 and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. In addition, the statement amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and amends certain other existing pronouncements.

The requirements of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of the statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The Company is currently evaluating the impacts, if any, of SFAS No. 149 on its consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, entitled “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation establishes new disclosure requirements for all guarantees, but the measurement criteria are applicable to guarantees issued and modified after December 31, 2002. The adoption of this interpretation by the Company did not have any immediate material effect on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, application begins in the first fiscal year or interim period beginning after June 15, 2003. The Company does not expect that implementation of this statement and their interpretations will have a significant impact on their consolidated financial statements.

(Page 14 of 33)

Item 2	Management’s Discussion And Analysis Of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Some of the statements in this Form 10-Q, as well as statements made by AES Ironwood, L.L.C. (the “Company”) in periodic press releases and other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “estimates,” “plans,” “projects,” “expects,” “may,” “will,” “should,” “approximately,” or “anticipates” or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. The Company has based these forward-looking statements on its current expectations and projections about future events based upon its knowledge of facts as of the date of this Form 10-Q and its assumptions about future events.

All statements other than of historical facts included herein, including those regarding market trends, the Company’s financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors outside of the Company’s control that may cause the actual results or performance of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, among others, the following:

•	unexpected problems relating to the performance of the Facility;
•	the financial condition of third parties on which we depend, including in particular Williams Energy & Trading Company (“Williams Energy”), as the power purchaser and fuel supplier under the power purchase agreement, and The Williams Companies, Inc., as the guarantor of performance under the power purchase agreement;
•	unanticipated effects of the arbitration decision relating to the Company’s power purchase agreement dispute with Williams Energy and the possibility of future disputes or proceedings regarding the power purchase agreement;
•	the continued performance of Williams Energy, Inc. under the power purchase agreement;
•	the ability of The Williams Companies, Inc. or its affiliates to avoid a default under our power purchase agreement by continuing to provide adequate security to supplement or replace their guarantee of Williams Energy’s performance under the power purchase agreement;
•	the Company’s ability to find a replacement power purchaser on favorable or reasonable terms, if necessary;
•	an adequate merchant market after the expiration of the power purchase agreement;
•	capital shortfalls and access to additional capital on reasonable terms, or in the event that the power purchase agreement is terminated;
•	inadequate insurance coverage;
•	unexpected expenses or lower than expected revenues;
•	environmental and regulatory compliance;
•	terrorist acts and adverse reactions to United States anti-terrorism activities; and

(Page 15 of 33)

•	the additional factors that are unknown to the Company or beyond its control.

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

Upon its expiration, or in the event that the power purchase agreement is terminated prior to its 20- year term, the Company would seek to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short- or long-term power purchase or similar agreements. There can be no assurances as to whether such efforts would be successful.

Operating Expenses

Under an agreement with AES Prescott, L.L.C., we are required to reimburse all operator costs on a monthly basis. Operator costs generally consist of all direct costs and overhead. Additionally, a monthly operator fee of approximately $400,000, subject to annual adjustment, is payable on each bond payment date.

Performance Guarantees

     Electrical Output

If the average net electrical output of the Facility at provisional acceptance or interim acceptance, whichever was the earlier to occur, was less than the natural gas-based electrical output guarantee, then Siemens Westinghouse was to pay the Company, as a rebate, and not as liquidated damages, for each day during the interim period, an amount equal to $0.22 per day for each kilowatt by which the average net electrical output was less than the natural gas-based electrical output guarantee. During performance testing, output was calculated to be 37,854 kilowatts less than the natural gas-based electrical output guarantee. Accordingly, the daily charge for this amount was calculated at $8,328 per day.

(Page 16 of 33)

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

Under the terms of the construction agreement, various provisions relating to electrical output performance provided either for a bonus to be paid by us to Siemens Westinghouse or for Siemens Westinghouse to pay us a rebate based on the outcome of those performance tests. As a result of our settlement agreement, however, Siemens Westinghouse is deemed to have met but not exceeded the performance guarantees and no bonus was paid by us and no rebate was paid by Siemens Westinghouse.

     Heat Rate Guarantees

If the average net heat rate of the Facility at provisional acceptance and/or interim acceptance, if having occurred before final acceptance, exceeded the natural gas-based heat rate guarantee, then Siemens Westinghouse was to pay us, as a rebate and not as liquidated damages, for each day during the interim period, an amount equal to $44 per day for each BTU/KwH by which the measured net heat rate is greater than the natural gas-based heat rate guarantee. During performance testing heat rate was calculated to be 162 BTU/KwH less than the natural gas-based natural heat rate guarantee. The daily charge for this amount had been calculated at $7,116 per day.

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

For the six month period ended June 30, 2003, we have invoiced Siemens Westinghouse approximately $222 thousand in electrical output and heat rate rebates. The amounts we invoiced Siemens Westinghouse for the months of January 2003 and February 2003 have been paid by Siemens Westinghouse and are included in other income. The electrical output and heat rate rebates have ceased pursuant to the terms of final acceptance granted in Agreement Change Order No. 71, dated March 12, 2003. At that time plant performance guarantees were deemed to have been met.

Under the terms of the construction agreement, various provisions relating to heat performance provided either for a bonus to be paid by us to Siemens Westinghouse or for Siemens Westinghouse to pay us a rebate based on the outcome of those performance tests. As a result of our settlement agreement, however, Siemens Westinghouse was deemed to have met but not exceeded the performance guarantees and no bonus was paid by us and no rebate was paid by Siemens Westinghouse.

Recent and New Accounting Pronouncements

(Page 17 of 33)

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

In June 2002, the FASB issued SFAS No. 146, entitled “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The adoption of this standard by the Company did not have any immediate material effect on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly.  In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative according to SFAS No. 133 and when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  In addition, the statement amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and amends certain other existing pronouncements.

The requirements of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The provisions of the statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The Company is currently evaluating the impacts, if any, of SFAS No. 149 on its consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, entitled “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation establishes new disclosure requirements for all guarantees, but the measurement criteria are applicable to guarantees issued and modified after December 31, 2002. The adoption of this interpretation by the Company did not have any immediate material effect on the Company’s financial statements.

(Page 18 of 33)

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  This interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, application begins in the first fiscal year or interim period beginning after June 15, 2003.  The Company does not expect that implementation of this statement and their interpretations will have a significant impact on their consolidated financial statements.

Equity Contributions

The Company, along with AES Ironwood, Inc., entered into an equity subscription agreement, pursuant to which AES Ironwood, Inc. was required to contribute up to $50.1 million to the Company to fund project costs after the bond proceeds have been fully utilized. As of June 30, 2003, AES Ironwood, Inc. had made net contributions of $38.8 million of equity capital. Upon final acceptance of the plant, no further contribution is required. On March 12, 2003, final acceptance of the plant was granted to Siemens Westinghouse so AES Ironwood, Inc. is no longer required to contribute funds to the Company.

Results of Operations

For the Three Months Ended June 30, 2003 and 2002

Operating revenues for the three months ended June 30, 2003 were approximately $12.56 million compared to $12.81 million for the comparable period of the prior calendar year. This amount consists of capacity payments of approximately $4.0 million per month in 2003 and $3.93 million per month in 2002. The remainder consists of fuel conversion and heat rate bonus payments. The Company was dispatched for a greater number of days in 2002 than 2003, and higher payments were received for fuel conversion and heat rate bonus in 2002 than 2003.

Depreciation for the three months ended June 30, 2003 was approximately $2.70 million compared to $2.50 million for the comparable period of the prior calendar year. Depreciation expense has increased due to additional capital expenditures.

Management services and fees for the three months ended June 30, 2003 were approximately $1.51 million compared to $1.97 million for the comparable period of the prior calendar year. Management services and fees are costs incurred by AES Prescott, L.L.C. and reimbursed by the Company. These fees are lower in 2003 primarily due to cost cutting efforts to reduce payroll and administrative costs.

Operating fees for the three months ended June 30, 2003 were approximately $1.28 million compared to $1.26 million for the comparable period of the prior calendar year. Operating fees are slightly higher during the current year as these fees are adjusted annually for inflation. The Company entered into a Development and Operations Services Agreement, dated as of June 1, 1999, with AES Prescott by which AES Prescott provided development and construction management services and is providing operating and maintenance services for our Facility for a period of 27 years.

Other operating costs for the three months ended June 30, 2003 were $1.20 million, compared with $933 thousand for the comparable period of the prior calendar year. Other operating costs include, but are not limited to, fuel paid for facility testing, non-dispatch payments, heat rate penalty and

(Page 19 of 33)

emissions allowances. The increase in 2003 is primarily due to higher costs paid for heat rate and non- dispatch penalties.

General and administrative costs for the three months ended June 30, 2003 were $1.33 million compared to $600 thousand for the comparable period of the prior calendar year. The increase in 2003 is due to an increase in operating insurance for the current year.

For the three months ended June 30, 2003, other income was $6 thousand compared to $1.30 million for the comparable period of the prior calendar year. The decrease in 2003 is due to higher heat rate and interim rebates invoiced to Siemens Westinghouse in the second quarter of 2002. The rebates ended in March 2003 with the granting of final acceptance (See Performance Guarantees above).

For the three months ended June 30, 2003, interest income earned on invested funds was $33 thousand compared to $19 thousand for the comparable period of the prior calendar year. The increase is due to higher average balances in interest earning accounts.

For the three months ended June 30, 2003, interest costs incurred on the bond proceeds was $6.75 million, compared to $6.81 million for the comparable period of the prior calendar year, and is included as interest expense in the statement of operations. The decrease in 2003 is due to the amortization of bond principal resulting in a lower interest calculation.

As a result of the foregoing, the Company had a net loss of $2.19 million for the three months ended June 30, 2003 compared to a net income of $47 thousand for the comparable period of the prior calendar year.

For the Six Months Ended June 30, 2003 and 2002

Operating revenues for the six months ended June 30, 2003 were approximately $24.98 million compared to $25.34 million for the comparable period of the prior calendar year. This amount consists of capacity payments of approximately $4.0 million per month in 2003 and $3.93 million per month in 2002. The remainder consists of fuel conversion and heat rate bonus payments. The Company was dispatched more in 2002 than 2003, and higher payments were received for fuel conversion and heat rate bonus in 2002 than 2003.

Depreciation for the six months ended June 30, 2003 was approximately $5.32 million compared to $4.96 million for the comparable period of the prior calendar year. Depreciation expense has increased due to additional capital expenditures.

Management services and fees for the six months ended June 30, 2003 were approximately $3.23 million compared to $3.75 million for the comparable period of the prior calendar year. Management services and fees are costs incurred by AES Prescott, L.L.C. and reimbursed by the Company. These fees are lower in 2003 primarily due to cost cutting efforts to reduce payroll and administrative costs.

Operating fees for the six months ended June 30, 2003 were approximately $2.56 million compared to $2.52 million for the comparable period of the prior calendar year. Operating fees are slightly higher during the current year as these fees are adjusted annually for inflation. The Company entered into a Development and Operations Services Agreement, dated as of June 1, 1999, with AES

(Page 20 of 33)

Prescott by which AES Prescott provided development and construction management services and is providing operating and maintenance services for our Facility for a period of 27 years.

Other operating costs for the six months ended June 30, 2003 were $2.28 million, compared with $1.24 million for the comparable period of the prior calendar year. Other operating costs include, but are not limited to, fuel paid for facility testing, non-dispatch payments, heat rate penalty and emissions allowances. The increase in 2003 is primarily due to fuel used in February’s winter capability test and higher costs paid for heat rate and non- dispatch penalties.

General and administrative costs for the six months ended June 30, 2003 were $2.44 million compared to $973 thousand for the comparable period of the prior calendar year. The increase in 2003 is due to an increase in operating insurance for the current year.

For the six months ended June 30, 2003, other income was $239 thousand compared to $2.75 million for the comparable period of the prior calendar year. The decrease in 2003 is due to higher heat rate and interim rebates invoiced to Siemens Westinghouse in the first and second quarter of 2002. The rebates ended in March 2003 with the granting of final acceptance (See Performance Guarantees above).

For the six months ended June 30, 2003, interest income earned on invested funds was $54 thousand compared to $52 thousand for the comparable period of the prior calendar year. The increase is due to higher average balances in interest earning accounts.

For the six months ended June 30, 2003, interest costs incurred on the bond proceeds was $13.53 million compared to $13.64 million for the comparable period of the prior calendar year and is included as interest expense in the statement of operations. The decrease in 2003 is due to the amortization of bond principal resulting in a lower interest calculation.

As a result of the foregoing, the Company had a net loss of $4.07 million for the six months ended June 30, 2003 compared to a net income of $1.07 million for the comparable period of the prior calendar year.

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

(Page 21 of 33)

In order to provide liquidity in the event of cash flow shortfalls, the debt service reserve account contains an amount equal to the debt service reserve account required balance through cash funding, issuance of the debt service reserve letter of credit or a combination of the two.

Concentration of Credit Risk

Williams Energy currently is the Company’s sole customer for purchases of capacity, ancillary services and energy, and the sole source for fuel. Williams Energy’s payments under the power purchase agreement are expected to provide all of the Company’s revenues during the term of the power purchase agreement. It is uncertain whether the Company would be able to find another purchaser or fuel source on similar terms for the Facility if Williams Energy were not performing under the power purchase agreement. Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the power purchase agreement would have a severe impact on the Company’s operations. The payment obligations of Williams Energy under the power purchase agreement are guaranteed by The Williams Companies, Inc. The payment obligations of The Williams Companies, Inc. are capped at an amount equal to 125% of the sum of the principal amount of our senior secured bonds, plus the maximum debt service reserve account balance. At June 30, 2003, this amount was approximately $399 million.

Under the power purchase agreement, in the event that S&P or Moody’s rate the long-term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The Williams Companies, Inc., or an affiliate thereof, is required to replace The Williams Companies, Inc. guaranty with an alternative security that is acceptable to the Company. According to published sources, on July 23, 2002, S&P lowered the long term senior unsecured debt rating of The Williams Companies, Inc. to “BB” from “BBB-”, and further lowered such rating to “B” on July 25, 2002. According to published sources, on July 24, 2002, Moody’s lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to “B1" from “Baa3.” According to published sources, this rating was further lowered on November 22, 2002 to “B3" by Moody’s. According to published sources, this rating was increased with a developing outlook on June 4, 2003 to “B2" by Moody’s. Accordingly, the Williams Companies, Inc.‘s long-term senior unsecured debt is currently rated below investment grade by both S&P and Moody’s.

In an action related to the ratings downgrade of The Williams Companies, Inc., S&P lowered its ratings on the Company’s senior secured bonds to “BB-” from “BBB-” on July 26, 2002, and placed the rating on credit watch. On November 27, 2002, Moody’s lowered its ratings on the Company’s senior secured bonds to “B2" from “Ba2". The Company does not believe that such ratings downgrades will have any other direct or immediate effect as none of the other financing documents or project contracts have provisions that are triggered by a reduction of the ratings of the bonds.

To satisfy the requirements of the power purchase agreement, on September 20, 2002, Citibank, N.A. issued a $35 million Irrevocable Letter of Credit (the “Letter of Credit”) on behalf of Williams Energy. The Letter of Credit does not alter, modify, amend or nullify the guaranty issued by The Williams Companies, Inc. in favor of the Company and is considered to be additional security to the security amounts provided by such guaranty. The Letter of Credit became effective on September 20, 2002 and expired upon the close of business on July 10, 2003; except that the Letter of Credit will be automatically extended without amendment for successive one year periods from the present or any future expiration date hereof, unless Citibank, N.A. provides written notice of its election not to renew the Letter of Credit at least thirty days prior to any such expiration date. On June 13, 2003, Citibank, N.A. sent notification that the letter of credit will be extended to July 12, 2004.

(Page 22 of 33)

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

The Company’s dependence on The Williams Companies, Inc. and its affiliates under the power purchase agreement exposes the Company to possible loss of revenues and fuel supply, which in turn could negatively impact cash flow and financial condition and could result in a default under the senior secured bonds. There can be no assurance as to the Company’s ability to generate sufficient cash flow to cover operating expenses or debt service obligations in the absence of a long term power purchase agreement with Williams Energy.

Business Strategy and Outlook

The Company’s overall business strategy is to market and sell all of its net capacity, fuel conversion and ancillary services to Williams Energy during the 20-year term of the power purchase agreement. After expiration or in the event of an early termination of the power purchase agreement, the Company anticipates selling its Facility’s capacity, ancillary services and energy in the spot market or under a short or long term power purchase agreement or into the Pennsylvania/New Jersey/Maryland power pool market. The Company intends to cause its Facility to be managed, operated, and maintained in compliance with the project contracts and all applicable legal requirements.

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

(Page 23 of 33)

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

Upon its expiration, or in the event that the power purchase agreement is terminated prior to its 20 year term, we would seek to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short- or long-term power purchase or similar agreements. There can be no assurances as to whether such efforts would be successful.

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

Description	Depreciable	June 30, 2003
of Asset	Life	(in thousands)

Plant	40	227,533
Buildings	40	456
Land Improvements	40	10,769
Equipment	40	1,975
Rotable Turbine Parts	28	11,643
Development Costs	25	23,054
Rotable Turbine Parts	24	8,376
Rotable Turbine Parts	20	3,152
Furniture & Fixtures	15	718
Rotable Turbine Parts	15	1,747
Rotable Turbine Parts	12	10,730
Rotable Turbine Parts	7	13,285
Data Processing
Equipment	7	475
Vehicles	5	524
Projects	n/a	2,296
Spare Parts	n/a	2,327

		$ 319,060

Contingencies

We are having ongoing discussions with Williams Energy relating to the calculation of certain amounts under the power purchase agreement. Under the power purchase agreement, the Company believes it has earned an annual availability bonus for 2002. We invoiced Williams Energy

(Page 24 of 33)

approximately $1.4 million as an annual availability bonus for 2002. However, Williams Energy has disputed the amounts so we have only recognized as revenue the amounts that Williams Energy has paid, which is approximately $0.3 million.

On April 14, 2003, Williams Energy notified us that they disagree with our calculated availability for 2002. They have recalculated availability based on their interpretation of the power purchase agreement and believe that no availability bonus is due. Instead Williams Energy has claimed that we owe them an annual availability capacity adjustment in the amount of approximately $3.5 million. This amount has not been accrued as we believe our interpretation of the power purchase agreement and our evaluation of availability is correct. As a result of Williams Energy’s assertion, they withheld approximately $0.3 million from 2003 capacity payments in respect of previously paid availability bonus. Accordingly, this amount has been accrued as bad debt expense during the second quarter to reflect this reduction in 2002 bonus. During April 2003, Williams withheld a portion of the monthly capacity payments. On August 12, 2003, Williams Energy reimbursed a portion of the setoff amount. As of August 12, 2003, the amount of these setoffs equals approximately $275 thousand. The amount withheld is a portion of the $3.5 million Williams Energy believes is due to them with respect to the 2002 annual availability capacity adjustment. We have notified Williams Energy that the power purchase agreement does not allow setoffs of disputed amounts and no further setoffs in respect to Williams Energy’s alleged capacity adjustment should occur prior to the conclusion of the dispute resolution process. This setoff is included within the accounts receivable balance of June 30, 2003.

Williams has claimed we also owe a fuel conversion volume rebate in the amount of approximately $366 thousand. We have notified Williams Energy that the Company disputes their calculations. This amount has not been accrued.

We and Williams have entered into the arbitration process in accordance with the terms of the power purchase agreement to resolve these issues. We will continue to discuss with Williams Energy the calculation of these amounts but are unable to predict the outcome of either arbitration or these discussions and the potential impact on our ability to collect these contractual items either for the six months ended June 30, 2003 or in the future.

Commitments

Interest on the bonds is payable quarterly in arrears. Quarterly principal payments on the bonds commenced on February 28, 2002. The final maturity date for the bonds is November 30, 2025.

Repayments as of December 31, 2002 are as follows:

Year	Principal	Interest	Total
2003	$4,751	$26,991	$31,742
2004	6,355	26,426	32,781
2005	7,034	26,078	33,112
2006	7,157	25,305	32,462
2007	9,132	24,605	33,737
2008- 2025	272,095	246,092	518,187

Total payments	$306,524	$375,497	$682,021

(Page 25 of 33)

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our President and our Principal Financial Officer, based on the evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, have concluded that as of June 30, 2003, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries, when applicable, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

The terms of the agreement include, but are not limited to, the following items:

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

We are having ongoing discussions with Williams Energy relating to the calculation of certain amounts under the power purchase agreement. Under the power purchase agreement, we have earned an annual availability bonus and an additional capacity payment for 2002. We have invoiced Williams Energy approximately $1.4 million as an annual availability bonus for 2002 and

(Page 26 of 33)

approximately $0.1 million as a capacity payment for 2002. However, Williams Energy has disputed the amounts so we have only recognized the amounts that Williams Energy has paid, which is approximately $0.3 million. Additionally, on April 14, 2003, Williams Energy notified us that they disagree with our calculated availability for 2002. Based on their interpretation of the power purchase agreement Williams Energy believes that no availability bonus is due us. Instead Williams Energy believes that we owe them an annual availability capacity adjustment in the amount of approximately $3.5 million. During April 2003 and again in July 2003, Williams has withheld an amount equal to amounts they believe are due them with respect of the annual availability capacity adjustment. The current amount of these setoffs equals approximately $1.76 million. We have notified Williams that the power purchase agreement does not allow setoffs of disputed amounts and these funds should be returned to us. Additionally, Williams Energy has determined we also owe a fuel conversion volume rebate in the amount of approximately $366 thousand. We have notified Williams Energy that we dispute their calculations. We will continue to discuss with Williams Energy the calculation of these amounts but are unable to predict the outcome of these discussions and their potential impact on our ability to collect these contractual items either for the six months ended June 30, 2003 or in the future.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit No.	Document

31.1	Certification by Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification required by Rules 13a-14(b) or 15d-14(d) of the Securities Exchange Act of 1934.

     (b) Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter ended June 30, 2003.

(Page 27 of 33)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AES IRONWOOD, L.L.C.

Date: August 14, 2003	By:	/s/ A.W. Bergeron
A.W. Bergeron President

Date: August 14, 2003	By:	/s/ Michael Carlson
Michael Carlson Chief Financial Officer

(Page 28 of 33)