Form 10-Q
period 2003-09-30
AES IRONWOOD LLC
filed 2003-11-14
CIK 1099291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Condensed Statements of Operations,
Three and Nine Months Ended September 30, 2003 and 2002

(Unaudited)

(dollars in thousands)

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
OPERATING REVENUES
Energy	$13,967	$14,528	$38,948	$39,869

OPERATING EXPENSES
Depreciation	2,815	2,825	8,131	7,780
Management Services and Fees	1,732	1,862	4,959	5,616
Operating Fee	1,277	1,261	3,832	3,782
Operating Costs	623	1,732	2,901	2,967
General and Administrative Costs	917	729	3,355	1,702
Loss on assets	814	—	814	—
	8,178	8,409	23,992	21,847
Operating Income	5,789	6,119	14,956	18,022

OTHER INCOME/EXPENSE:
Other Income	2	489	241	3,243
Interest income	16	45	70	97
Interest expense	(6,726)	(6,805)	(20,256)	(20,449)
NET (LOSS) INCOME	$(919)	$(152)	$(4,989)	$913

See notes to condensed financial statements.

AES IRONWOOD, L.L.C.
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

Condensed Balance Sheets
as of September 30, 2003 and December 31, 2002

(Unaudited)

(dollars in thousands)

	September 30, 2003	December 31, 2002
ASSETS:

Current assets:
Cash and cash equivalents	$3,726	$1,088
Interest receivable	4	8
Accounts receivable — net	5,138	10,135
Prepaid expenses	1,921	2,511
Inventory — fuel	18	26
Asset held for sale (Note 8)	614	—
Restricted cash including debt service reserve	4,426	5,803
Total current assets	15,847	19,571

Land	1,143	1,143
Property, plant, and equipment-net of accumulated depreciation of $18,246 and $10,188, respectively	315,772	322,745
Restricted cash-certificate of deposit	77	77
Deferred financing costs-net of accumulated amortization of $610 and $508, respectively	3,024	3,127
Other assets	—	753
Total assets	$335,863	$347,416
LIABILITIES AND MEMBER’S CAPITAL:

Current liabilities:
Accounts payable	$1,360	$2,666
Accrued interest	2,236	2,262
Payable to AES and affiliates	2,371	2,873
Note payable	1,162	2,328
Bonds payable - current	5,955	4,751
Total current liabilities	13,084	14,880

Bonds payable – non current	297,005	301,773

Total liabilities	310,089	316,653

Commitments and Contingencies (Notes 5 and 6)
Member’s capital:
Common stock, $1 par value-10 shares authorized, none issued or outstanding	—	—
Contributed capital	38,800	38,800
Member’s accumulated deficit	(13,026)	(8,037)

Total member’s capital	25,774	30,763
Total liabilities and member’s capital	$335,863	$347,416

See notes to condensed financial statements.

AES IRONWOOD, L.L.C.

AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

Condensed Statement of Changes in Member’s Capital
Period From December 31, 2002

Through September 30, 2003

(Unaudited)

(dollars in thousands)

			Additional Paid - in Capital	Member's Accumulated Deficit	Total
	Common Stock
	Shares	Amount

BALANCE DECEMBER 31, 2002	—	$—	$38,800	$(8,037)	$30,763
Net loss	—	—	—	(4,989)	(4,989)
BALANCE SEPTEMBER 30, 2003	—	$—	$38,800	$(13,026)	$25,774

See notes to condensed financial statements.

AES IRONWOOD, L.L.C.

AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

Condensed Statements of Cash Flows,
Nine months ended September 30, 2003 and 2002

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
OPERATING ACTIVITIES
Net (loss) income	$(4,989)	$913
Amortization of deferred financing costs	102	164
Depreciation	8,131	7,780
Loss on assets	814	—
Change in:
Interest receivable	4	27
Accounts receivable	4,997	(42)
Prepaid expense	590	(589)
Inventory	8	(1,125)
Other assets	753	—
Asset held for sale	(614)	—
Accounts payable	(1,306)	(11,373)
Accrued interest	(26)	(11)
Accounts receivable - parent and affiliates	—	304
Payable to AES and affiliates	(502)	(761)
Net cash provided by (used in) operating activities	7,962	(4,713)

INVESTING ACTIVITIES:
Payments for property, plant and equipment	(1,971)	(5,754)
Withdrawals from (payments to) restricted cash accounts	1,377	(147)
Net cash used in investing activities	(594)	(5,901)

FINANCING ACTIVITIES:
Payments on project debt	(3,564)	(1,482)
Payments on note payable	(1,166)	—
Contributed capital	—	8,800
Net cash (used in) provided by financing activities	(4,730)	7,318

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,638	(3,296)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,088	7,594

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,726	$4,298
SUPPLEMENTAL DISCLOSURE:
Interest paid	$20,282	$20,449
Conversion of debt to equity	—	30,000

See notes to condensed financial statements

AES IRONWOOD, L.L.C.
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

Notes to Condensed Financial Statements

1.                                      ORGANIZATION

AES Ironwood, L.L.C. (the “Company”) was formed on October 30, 1998 in the State of Delaware, to develop, construct, own, operate and maintain a 705-megawatt (MW) gas-fired, combined cycle electric generating facility (the “Facility”) in South Lebanon Township, Pennsylvania. The Company was considered dormant until June 25, 1999, at which time it consummated a project financing and certain related agreements. The Facility, which was declared commercially available on December 28, 2001, consists of two Westinghouse 501 G combustion turbines, two heat recovery steam generators and one steam turbine. The Facility produces and sells electricity, and provides fuel conversion and ancillary services, solely to Williams Power Company, Inc., formerly known as Williams Energy Marketing & Trading Company (“Williams”) under a power purchase agreement with a term of 20 years that commenced on December 28, 2001.

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

Certain 2002 amounts have been reclassified on the condensed financial statements to conform to the 2003 presentation.

The Company generates energy revenues under its power purchase agreement with Williams. During the 20-year term of the agreement, the Company expects to sell electric energy and capacity produced by the Facility, as well as ancillary and fuel conversion services. Under the power purchase agreement, the Company also generates revenues from meeting (1) base electrical output guarantees and (2) heat rate rebates through efficient electrical output.  Revenues from the sales of electric energy and capacity are recorded based on output delivered and capacity provided at rates as specified under contract terms.  Revenues for ancillary and other services are recorded when the services are rendered.

As of September 30, 2003, accounts receivable of approximately $5.1 million consists of unpaid invoices from Williams for operations of approximately $6.2 million and from Siemens Westinghouse for warranty reimbursables of approximately $276 thousand, less allowance for doubtful accounts of approximately $1.2 million. As of December 31, 2002, accounts receivable of approximately $10.1 million consisted of unpaid invoices from Williams of approximately $5.8 million, from Siemens Westinghouse of approximately $4.8 million, from sales of excess fuel inventory of approximately $717 thousand, less allowance for doubtful accounts of approximately $1.2 million.

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

3.                                      BONDS

On June 25, 1999, the Company issued $308.5 million in senior secured bonds for the purpose of providing financing for the construction of the Facility and to fund, through the construction period, interest payments to the bondholders. On May 12, 2000, the Company consummated an exchange offer whereby the holders of the senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds. Repayment of the bonds commenced with the quarterly payment on February 28, 2002. The remaining amount payable in 2003 is approximately $1.19 million. Annual principal repayments over the life of the bonds range from 0.64% (or $1.97 million) to 6.92% (or $21.3 million). Repayment dates are February 28, May 31, August 31 and November 30 of each year, with the final payment due November 30, 2025.

Repayments subsequent to September 30, 2003 are as follows:

Year	Principal	Interest	Total
2003	$1,188	$6,708	$7,896
2004	6,355	26,426	32,781
2005	7,034	26,078	33,112
2006	7,157	25,305	32,462
2007	9,132	24,605	33,737
2008-2025	272,094	246,092	518,186

Total payments	$302,960	$355,214	$658,174

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

4.                              EQUITY SUBSCRIPTION AGREEMENT

The Company, along with AES Ironwood, Inc., entered into an equity subscription agreement, pursuant to which AES Ironwood, Inc. was required to contribute up to $50.1 million to the Company to fund project costs after the bond proceeds have been fully utilized.  As of September 30, 2003, AES Ironwood, Inc. had made net contributions of $38.8 million of equity capital. As a result of granting final acceptance to Siemens Westinghouse as of March 12, 2003, AES Ironwood, Inc. is no longer required to contribute funds to the Company.

5.                                      POWER PURCHASE AGREEMENT

The Company has entered into a power purchase agreement with Williams for the sale of all electric energy and capacity produced by the Facility, as well as ancillary and fuel conversion services. The term of the power purchase agreement is 20 years, which commenced on December 28, 2001, the commercial operation date. Payment obligations to the Company are guaranteed by The Williams Companies, Inc. Such payment obligations under the guaranty are capped at an amount equal to 125% of the sum of the principal amount of the senior secured bonds plus the maximum debt service reserve account required balance.

Fuel Conversion and Other Services – Williams has the obligation to deliver, on an exclusive basis, all quantities of natural gas required by the Facility to generate electricity or ancillary services, to start up or shut down the plant and to operate the Facility during any period other than a start-up, shut-down or required dispatch by Williams for any reason.

Concentration of Credit Risk – Williams currently is the Company’s sole customer for purchases of capacity, ancillary services and energy, and the Company’s sole source for fuel. Williams’ payments under the power purchase agreement are expected to provide all of the Company’s revenues during the term of the power purchase agreement. It is uncertain whether the Company would be able to find another purchaser or fuel source on similar terms for the Facility if Williams were not performing under the power purchase agreement. Any material failure by Williams to make capacity and fuel conversion payments or to supply fuel under the power purchase agreement would have a severe and material impact on the Company’s operations. The payment obligations of Williams under the power purchase agreement are guaranteed by The Williams Companies, Inc. The payment obligations of The Williams Companies, Inc. are capped at an amount equal to 125% of the sum of the principal amount of the Company’s senior secured bonds, plus the maximum debt service reserve account balance.  At September 30, 2003, this amount was approximately $404 million.

Under the power purchase agreement, in the event that S&P or Moody’s rate the long-term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The Williams Companies, Inc., or an affiliate thereof, is required to replace The Williams

Companies, Inc. guaranty with an alternative security that is acceptable to the Company after the loss of such investment grade rating. According to published sources, on July 23, 2002, S&P lowered the long term senior unsecured debt rating of The Williams Companies, Inc. to “BB-” from “BBB-”, and further lowered such rating to “B+” with a credit watch on July 25, 2002.  As of May 23, 2003 the long term senior unsecured debt rating of The Williams Companies, Inc. remained at “B+” with a negative outlook. According to published sources, on July 24, 2002, Moody’s lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to “B1” from “Baa3.”  According to published sources, this rating was further lowered on November 27, 2002 to “B3” by Moody’s. According to published sources, this rating was increased with a developing outlook on June 4, 2003 to “B2” by Moody’s.  Accordingly, the Williams Companies, Inc.’s long-term senior unsecured debt is currently rated below investment grade by both S&P and Moody’s.

To satisfy the requirements of the power purchase agreement, on September 20, 2002, Citibank, N.A. issued a $35 million Irrevocable Standby Letter of Credit (the “Letter of Credit”) on behalf of Williams. The Letter of Credit does not alter, modify, amend or nullify the guaranty issued by The Williams Companies, Inc. in favor of the Company and is considered to be additional security to the security amounts provided by such guaranty. The Letter of Credit became effective on September 20, 2002 and expired upon the close of business on July 10, 2003; except that the Letter of Credit will be automatically extended without amendment for successive one year periods from the present or any future expiration date hereof, unless Citibank, N.A. provides written notice of its election not to renew the Letter of Credit at least thirty days prior to any such expiration date. On June 13, 2003, Citibank, N.A. sent notification that the letter of credit will be extended to July 12, 2004. Additionally, in a Letter Agreement dated September 20, 2002, Williams agreed to (a) provide eligible credit support prior to the stated expiration date of the Letter of Credit and (b) replenish any portion of the Letter of Credit or eligible credit support that is drawn, reduced, cashed or redeemed, at any time, with an equal amount of eligible credit support. Within twenty days prior to the expiration of the Letter of Credit and/or any expiration date of eligible credit support posted by Williams, Williams shall post eligible credit support to the Company in place of the Letter of Credit and/or any expiring eligible credit support unless The Williams Companies, Inc. regains and maintains its investment grade status, in which case the Letter of Credit or eligible credit support shall automatically terminate and no additional eligible credit support shall be required.  The Company and Williams acknowledge that the posting of such Letter of Credit and Williams’ agreement and performance of the requirements of (a) and (b) as set forth in the immediately preceding sentence shall be in full satisfaction of Williams’ obligations contained in Section 19.3 of the power purchase agreement to provide replacement security due to the downgrade of The Williams Companies, Inc. falling below investment grade status.

Since the Company depends on The Williams Companies, Inc. and its affiliates for both revenues and fuel supply under the power purchase agreement, if The Williams Companies, Inc. and its affiliates were to terminate or default under the power purchase agreement, there would be a severe negative impact to the Company’s cash flow and financial condition which could result in a default on the Company’s senior secured bonds.  Due to recent declines in pool prices, the Company would expect that if required to seek alternative purchasers of its power as a result of a default by The Williams Companies, Inc. and its affiliates that any such alternate revenues would be substantially below the amounts that would have been otherwise payable pursuant to the power purchase agreement.  There can be no assurance as to the

Company’s ability to generate sufficient cash flow to cover operating expenses or debt service obligations in the absence of a long-term power purchase agreement with Williams or its affiliates.

For the nine months ended September 30, 2003, the Company has invoiced Williams approximately $38.95 million in respect of fixed payments and ancillary services.

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

As a result of the settlement agreement, the Company has agreed, among other things, not to pursue the cost of electricity and natural gas used by the project during certain periods prior to the December 28, 2001 commercial acceptance date.  The Company also agreed to pay $156 thousand relating to an outstanding claim by Siemens Westinghouse regarding an April 2002 outage. This amount was recorded as an accrued expense during 2002 and was paid as part of the settlement.  Siemens Westinghouse has agreed to waive their right to receive any payments with respect to a milestone payment of $2.2 million and to the retainage of $12.1 million held by the Company. Additionally, Siemens Westinghouse made a payment of $4.8 million to the Company in respect of items related to final acceptance.  This amount was recorded as a reduction in the cost of the Facility.  The effects of this settlement agreement have been recorded in the Company’s financial statements as of December 31, 2002.

Power Purchase Agreement – The Company has ongoing disputes with Williams relating to the calculation of certain amounts due under the power purchase agreement. The disputes include, among other things, the amount of any: (i) availability bonus or penalty; (ii) fuel conversion volume rebate; (iii) heat rate bonus or penalty; (iv) refund for fuel gas consumed during start-up; and (v) reimbursement for PJM Winter Net Capability test.

Under the power purchase agreement, the Company believes it has earned an annual availability energy adjustment for 2002. The Company invoiced Williams approximately $1.4 million as an annual availability energy adjustment for 2002. Williams disputed this statement and paid approximately $337 thousand of the claimed bonus amount, which the Company recognized as revenue.  On April 14, 2003, Williams notified the Company that it disputed the annual availability energy adjustment, instead claiming Williams should be paid an annual availability capacity adjustment of approximately $3.5 million for 2002. As of November 2003, Williams has adjusted the amount of the annual availability capacity adjustment to approximately $4.8 million. As a result, Williams withheld approximately $337 thousand from 2003 capacity payments in respect of the previously paid annual availability energy adjustment. The Company accrued this setoff as a bad debt expense during the second quarter of 2003. During the nine month period ended September 2003, Williams withheld approximately $2.03 million. The amount withheld was a portion of the $4.8 million Williams believes is due to them with respect of the 2002 annual availability capacity adjustment. The Company notified Williams that the power purchase agreement does not allow setoffs of disputed amounts and these funds should be returned to the Company. In August 2003 Williams Energy returned $2.03 million to the Company. The power purchase agreement allows Williams to be reimbursed monthly for the prior year annual availability capacity adjustment. Had Williams properly asserted their right to a set off, they would have withheld one twelfth of the amount they claim to be due them in respect of this adjustment. At that point the Company would have disputed the assertion, and no further set offs would be allowed under the Power Purchase Agreement. As a result the Company returned approximately $275 thousand to Williams; pending the outcome of arbitration. This amount is recorded in accounts receivable. The Company vigorously disputes Williams’ assertion that the Company owes a penalty in any amount for availability. The Company believes Williams’ interpretation of the power purchase agreement and the rules relating to maintenance and outages is in error, and that the Company is entitled to an annual availability energy adjustment. No amount has been accrued as of September 30, 2003 for the annual availability capacity adjustment.

Williams also asserts the Company owes a fuel conversion volume rebate (“FCVR”) in the amount of approximately $556 thousand for 2002. The Company has notified Williams that it disputes this claim. No amount has been accrued for this claim as of September 30, 2003. In addition, Williams asserts the Company should have pre-funded the FCVR cash account in the amount equal to the maximum amount of the possible fuel conversion volume rebate for contract year one, which is approximately $1.7 million. The pre-funding issue does not increase the amount of Williams’ claim, but if sustained would require additional amounts to be treated as restricted cash in the future. The Company disagrees with this interpretation, contending it should deposit on a quarterly or more frequent basis only a pro rata amount of the maximum FCVR based the actual utilization of the facility for the then current year. The Company contends no FCVR is due and therefore believes no pre-funding is required for 2002.

Williams also disputes the company’s method of calculating the monthly Heat Rate Bonus or Penalty, contending the Company has overcharged it approximately $188 thousand in 2002. The Company disputes this claim. The Company has recorded the amount that management believes will ultimately be recovered.

Williams believes the amount of time and fuel gas allocated to start-up the facility should be reduced from those currently being used. Among other things, Williams is seeking a retroactive reimbursement of the cost associated with the volume of gas used for start-up since commercial operation of the facility. The Company disagrees with Williams’ position and has not made an accrual for this claim as of September 30, 2003.

The Company is seeking to recoup from Williams approximately $650 thousand it incurred to run a PJM Winter Net Capability test for Williams in February 2003. Williams denies it is responsible under the power purchase agreement for paying the cost of this test.

The Company and Williams have submitted these and other disputes to binding arbitration under the terms of the power purchase agreement. The arbitration hearings are scheduled for December 2003 on all issues except the issues related to start-up times and start-up fuel volumes, which issues have been bifurcated for a hearing that will likely be scheduled in February 2004. The Company is unable to predict the outcome of the arbitration, the outcome of settlement discussions that have continued with Williams during the arbitration process, or the potential impact on the Company’s ability to collect these contractual items either for the nine months ended September 30, 2003 or in the future. However, a negative decision from the arbitration proceedings on one or more issues or the impact of any potential settlement agreements could have a material adverse effect on the Company’s future financial results.

Maintenance – The Company, as assignee of AES Ironwood, Inc., has entered into the Maintenance Program Parts, Shop Repairs and Scheduled Outage TFA Services Contract, dated as of September 23, 1998, with Siemens Westinghouse by which Siemens Westinghouse will provide the Company with, among other things, combustion turbine parts, shop repairs and scheduled outage technical field assistance services. Siemens Westinghouse will provide the Company with specific combustion turbine maintenance services and spare parts for an initial term of between eight and ten years under a maintenance service agreement. The fees assessed by Siemens Westinghouse will be based on the number of equivalent base load hours accumulated by the applicable combustion turbine as adjusted for inflation.

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

The Company has entered into a contract with the Metropolitan Edison Company for the use of additional capacity of up to four hundred acre feet of water from the Merrill Creek. The fee for this is $350 thousand per year paid in advance on the payment dates of February 2 and July 2 of each year. Capacity became available on the commencement of commercial operations, December 28, 2001. The agreement will terminate on January 1, 2033. Additionally the Company will pay its allocable share of operations and maintenance costs of Merrill Creek.

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

Letters of Credit AES Ironwood, Inc - AES Ironwood, Inc. had a letter of credit agreement in relation to its equity subscription agreement. The initial amount of the bond under this agreement was $50.1 million. On July 10, 2002, the surety bond was replaced by an acceptable letter of credit in the amount of $9.1 million. The need for the letter of credit ceased with the granting of final acceptance on March 12, 2003. The collateral agent released the Company of this requirement on March 21, 2003.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  This interpretation is effective immediately for all enterprises with variable interests in variable interest entities created after January 31, 2003.  FIN 46 provisions must be applied to variable interests in variable interest entities created before February 1, 2003 from the beginning of the fourth quarter of 2003 or first quarter of 2004.  If an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity’s expected losses if they occur and/or receives a majority of the entity’s expected residual returns if they occur.  If significant variable interests are held in a variable interest entity, the company must disclose the nature, purpose, size and activity of the variable interest entity and the company’s maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issued after January 31, 2003.  The adoption of this interpretation did not have a material effect on the Company’s financial statements.

In May 2003, the FASB adopted SFAS No. 150, “Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity.”  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company does not expect that the adoption of this pronouncement will have a material effect on its financial position, results of operations, or cash flows.

8.                                      ASSET HELD FOR SALE

During 2002 the Company commenced installation of an auxiliary boiler to increase the efficiency of the facility. The arbitration settlement of March 2003 determined that the Company has no obligation to install the auxiliary boiler as there was no economic benefit by its installation to the Company. On July 24, 2003, the Company entered into a contract with a sales assistance company to facilitate the sale of the boiler. As of September 2003 total costs of the auxiliary boiler were approximately $886 thousand. The fair value less selling costs of the auxiliary boiler is $614 thousand and is included in asset held for sale. Approximately $272 thousand has been written off and is included in loss on assets in the statement of operations.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Some of the statements in this Form 10-Q, as well as statements we make in periodic press releases and other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believe,” “estimate,” “plan,” “project,” “expect,” “may,” “will,” “should,” “approximately,” or “anticipate” or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. We have based these forward-looking statements on our current expectations and projections about future events based upon our knowledge of facts as of the date of this Form 10-Q and our assumptions about future events.

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

•                                          the financial condition of third parties on which we depend, including in particular Williams Power Company, Inc., formerly known as Williams Energy Marketing & Trading Company  (“Williams”), as the power purchaser and fuel supplier under the power purchase agreement, and The Williams Companies, Inc., as the guarantor of performance under the power purchase agreement;

•                                          unanticipated effects of the arbitration decisions or any settlement agreements relating to our power purchase agreement dispute with Williams and the possibility of future disputes or proceedings regarding the power purchase agreement;

•                                          the continued performance of Williams under the power purchase agreement;

•                                          the ability of The Williams Companies, Inc. or its affiliates to avoid a default under our power purchase agreement by continuing to provide adequate security to supplement or replace their guarantee of Williams’ performance under the power purchase agreement;

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

General

AES Ironwood, L.L.C. was formed on October 30, 1998 to develop, construct, own, operate and maintain its Facility. We were dormant until June 25, 1999, the date of the sale of our senior secured bonds. We obtained $308.5 million of project financing from the sale of our senior secured bonds. The total cost of the construction of our Facility was approximately $330 million, which was financed by the proceeds from the sale of the senior secured bonds and the equity contributions described below.  The Facility granted provisional acceptance on December 27, 2001 and was declared commercially available on December 28, 2001. On March 12, 2003 the Facility granted final acceptance.

Energy Revenues

We generate energy revenues under our power purchase agreement with Williams. During the 20-year term of the agreement, we also expect to sell electric energy and capacity produced by the Facility, as well as ancillary and fuel conversion services. Under the power purchase agreement, we also generate revenues from meeting (1) base electrical output guarantees and (2) heat rate rebates through efficient electrical output.

Upon its expiration, or in the event that the power purchase agreement is terminated prior to its 20- year term, we would seek to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short- or long-term power purchase or similar agreements.  There can be no assurances as to whether such efforts would be successful.

Operating Expenses

Under an agreement with AES Prescott, L.L.C., we are required to reimburse all operator costs on a monthly basis.  Operator costs generally consist of all direct costs and overhead. Additionally, a monthly operator fee of approximately $400 thousand, subject to annual adjustment, is payable on each bond payment date.

Performance Guarantees

  Electrical Output

If the average net electrical output of the Facility at provisional acceptance or interim acceptance, whichever was the earlier to occur, was less than the natural gas-based electrical output guarantee, then Siemens Westinghouse was to pay us, as a rebate, and not as liquidated damages, for each day during the interim period, an amount equal to $0.22 per day for each kilowatt by which the average net electrical output was less than the natural gas-based electrical output guarantee. During performance testing, output was calculated to be 37,854 kilowatts less than the natural gas-based electrical output guarantee. Accordingly, the daily charge for this amount was calculated at $8,328 per day.

At the conclusion of the April 2002 outage, Siemens Westinghouse retested the Facility and achieved no improvement in electrical output. The daily charge for electrical output shortfall remained at $8,328 per day through June 30, 2002.

Output was improved in July 2002 to 3,195 kilowatts less than the natural gas-based electrical output guarantee and accordingly the interim rebate was lowered to $645 per day on July 4, 2002, the day we began receiving higher capacity payments from Williams.

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

For the nine month period ended September 30, 2003 we have invoiced Siemens Westinghouse approximately $222 thousand in electrical output and heat rate rebates. The amounts invoiced to Siemens Westinghouse for the months of January 2003 and February 2003 have been paid by Siemens Westinghouse and are included in other income.  The electrical output and heat rate rebates have ceased pursuant to the terms of final acceptance granted in Agreement Change Order No. 71, dated March 12, 2003. At that time plant performance guarantees were deemed to have been met.

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

Recent and New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 143, entitled “Accounting for Asset Retirement Obligations.”  This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with long-lived assets. Under this statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long lived asset. The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related asset.  We adopted the standard on January 1, 2003 and have determined that the effects of the adoption of SFAS No. 143 on our financial position and results of operations were not material.

In June 2002, the FASB issued SFAS No. 146, entitled “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The adoption of this standard by us did not have any immediate material effect on our financial statements.

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

The requirements of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The provisions of the statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. We are currently evaluating the impacts, if any, of SFAS No. 149 on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, entitled “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This interpretation establishes new disclosure requirements for all guarantees, but the measurement criteria are applicable to guarantees issued and modified after December 31, 2002.  The adoption of this interpretation by us did not have any immediate material effect on our financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  This interpretation is effective immediately for all enterprises with variable interests in variable interest entities created after January 31, 2003.  FIN 46 provisions must be applied to variable interests in variable interest entities created before February 1, 2003 from the beginning of the fourth quarter of 2003 or first quarter of 2004.  If an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity’s expected losses if they occur and/or receives a majority of the entity’s expected residual returns if they occur.  If significant variable interests are held in a variable interest entity, the company must disclose the nature, purpose, size and activity of the variable interest entity and the company’s maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issued after January 31, 2003.  The adoption of this interpretation did not have a material effect on our financial statements.

In May 2003, the FASB adopted SFAS No. 150, “Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity.”  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We do not expect that the adoption of this pronouncement will have a material effect on our financial position, results of operations, or cash flows.

Equity Contributions

We, along with AES Ironwood, Inc., entered into an equity subscription agreement, pursuant to which AES Ironwood, Inc. was required to contribute up to $50.1 million to us to fund project costs after the bond proceeds have been fully utilized.  As of September 30, 2003, AES Ironwood, Inc. had made net contributions of $38.8 million of equity capital.  Upon final acceptance of the plant, no further contribution is required.  On March 12, 2003, final acceptance of the plant was granted to Siemens Westinghouse so AES Ironwood, Inc. is no longer required to contribute funds to us.

Results of Operations

For the Three Months Ended September 30, 2003 and 2002

Operating revenues for the three months ended September 30, 2003 were approximately $13.97 million compared to $14.53 million for the comparable period of the prior calendar year. This amount consists of capacity payments of approximately $4.0 million per month in 2003 and $3.93 million per month in 2002. The remainder consists of fuel conversion and heat rate bonus payments. The decrease in 2003 is primarily because we were dispatched for approximately 587 hours during the three months ended September 30, 2003 and approximately 1,328 hours for the comparable period of the prior calendar year; and lower payments were received for fuel conversion and heat rate bonus in 2003 than 2002.

Depreciation for the three months ended September 30, 2003 was approximately $2.82 million compared to $2.83 million for the comparable period of the prior calendar year.

Management services and fees for the three months ended September 30, 2003 were approximately $1.73 million compared to $1.86 million for the comparable period of the prior calendar year.  Management services and fees are costs incurred by AES Prescott, L.L.C. and reimbursed by us. These fees are lower in 2003 primarily due to cost cutting efforts to reduce payroll and administrative costs.

Operating fees for the three months ended September 30, 2003 were approximately $1.28 million compared to $1.26 million for the comparable period of the prior calendar year. Operating fees are slightly higher during the current year as these fees are adjusted annually for inflation. We entered into a Development and Operations Services Agreement, dated as of June 1, 1999, with AES Prescott, L.L.C. by which AES Prescott, L.L.C. provided development and construction management services and is providing operating and maintenance services for our Facility for a period of 27 years.

Other operating costs for the three months ended September 30, 2003 were $623 thousand, compared with $1.73 million for the comparable period of the prior calendar year. Other operating costs include, but are not limited to, fuel paid for facility testing, non-dispatch payments, heat rate penalty and emissions allowances. The decrease in 2003 is primarily due to higher costs paid for fuel, heat rate and non- dispatch penalties during 2002.

General and administrative costs for the three months ended September 30, 2003 were $917 thousand compared to $729 thousand for the comparable period of the prior calendar year. The increase in 2003 is due to an increase in operating insurance.

For the three months ended September 30, 2003, loss on assets was $814 thousand compared to $-0- for the comparable period of the prior calendar year. Two assets were sold at a loss during 2003. Emission credits, included in other assets, were sold at a loss of $431 thousand. Additionally, a vehicle was sold at a loss of $111 thousand. During 2002 we commenced installation of an auxiliary boiler to increase the efficiency of the facility. The arbitration settlement of March 2003 determined that we have no obligation to install the auxiliary boiler as there was no economic benefit by its installation to us. On July 24, 2003, we entered into a contract with a sales assistance company to facilitate the sale of the boiler. Total costs associated with the auxiliary boiler were approximately $886 thousand. The fair value less selling costs of the auxiliary boiler is $614 thousand and is included in asset held for sale. Approximately $272 thousand has been written off and is included in loss on assets in the statement of operations.

For the three months ended September 30, 2003, other income was $2 thousand compared to $489 thousand for the comparable period of the prior calendar year. The decrease in 2003 is due to higher heat rate and interim rebates invoiced to Siemens Westinghouse in the second quarter of 2002. The rebates ended in March 2003 with the granting of final acceptance (See Performance Guarantees above).

For the three months ended September 30, 2003, interest income earned on invested funds was $16 thousand compared to $45 thousand for the comparable period of the prior calendar year. The decrease in 2003 is due to lower average balances in interest earning accounts.

For the three months ended September 30, 2003, interest costs incurred on the bond proceeds was $6.73 million, compared to $6.81 million for the comparable period of the prior calendar year, and is included as interest expense in the statement of operations. The decrease in 2003 is due to payments of bond principal resulting in a lower interest calculation.

As a result of the foregoing, we had a net loss of $919 thousand for the three months ended September 30, 2003 compared to a net loss of $152 thousand for the comparable period of the prior calendar year.

For the Nine Months Ended September 30, 2003 and 2002

Operating revenues for the nine months ended September 30, 2003 were approximately $38.95 million compared to $39.87 million for the comparable period of the prior calendar year. This amount consists of capacity payments of approximately $4.0 million per month in 2003 and $3.93 million per month in 2002. The remainder consists of fuel conversion and heat rate bonus payments. The decrease is primarily because we were dispatched for approximately 781 hours during the nine months ended September 30, 2003 and approximately 2,388 hours for the comparable period of the prior calendar year; and lower payments were received for fuel conversion and heat rate bonus in 2003 than 2002.

Depreciation for the nine months ended September 30, 2003 was approximately $8.13 million compared to $7.78 million for the comparable period of the prior calendar year. Depreciation expense has increased due to additional capital expenditures.

Management services and fees for the nine months ended September 30, 2003 were approximately $4.96 million compared to $5.62 million for the comparable period of the prior calendar year.  Management services and fees are costs incurred by AES Prescott, L.L.C. and reimbursed by us. These fees are lower in 2003 primarily due to cost cutting efforts to reduce payroll and administrative costs.

Operating fees for the nine months ended September 30, 2003 were approximately $3.83 million compared to $3.78 million for the comparable period of the prior calendar year. Operating fees are slightly higher during the current year as these fees are adjusted annually for inflation. We entered into a Development and Operations Services Agreement, dated as of June 1, 1999, with AES Prescott by which AES Prescott provided development and construction management services and is providing operating and maintenance services for our Facility for a period of 27 years.

Other operating costs for the nine months ended September 30, 2003 were $2.90 million, compared with $2.97 million for the comparable period of the prior calendar year. Other operating costs include, but are not limited to, fuel paid for facility testing, non-dispatch payments, heat rate penalty and emissions allowances. The decrease in 2003 is primarily due to higher costs paid for fuel, heat rate and non- dispatch penalties during 2002.

General and administrative costs for the nine months ended September 30, 2003 were $3.33 million compared to $1.70 million for the comparable period of the prior calendar year. The increase in 2003 is due to an increase in operating insurance.

For the nine months ended September 30, 2003, loss on assets was $814 thousand compared to $-0- for the comparable period of the prior calendar year. Two assets were sold at a loss during 2003. Emission credits, included in other assets, were sold at a loss of $431 thousand. Additionally, a vehicle was sold at a loss of $111 thousand. During 2002 we commenced installation of an auxiliary boiler to increase the efficiency of the facility. The arbitration settlement of March 2003 determined that we have no obligation to install the auxiliary boiler as there was no economic benefit by its installation to us. On July 24, 2003, the Company entered into a contract with a sales assistance company to facilitate the sale of the boiler. Total costs associated with the auxiliary boiler were approximately $886 thousand. The fair value less selling costs of the auxiliary boiler is $614 thousand and is included in asset held for sale. Approximately $272 thousand has been written off and is included in loss on assets in the statement of operations.

For the nine months ended September 30, 2003, other income was $241 thousand compared to $3.24 million for the comparable period of the prior calendar year. The decrease in 2003 is due to higher heat rate and interim rebates invoiced to Siemens Westinghouse in the first and second quarter of 2002. The rebates ended in March 2003 with the granting of final acceptance (See Performance Guarantees above).

For the nine months ended September 30, 2003, interest income earned on invested funds was $70 thousand compared to $97 thousand for the comparable period of the prior calendar year. The decrease in 2003 is due to lower average balances in interest earning accounts.

For the nine months ended September 30, 2003, interest costs incurred on the bond proceeds was $20.26 million compared to $20.45 million for the comparable period of the prior calendar year and is included as interest expense in the statement of operations. The decrease in 2003 is due to payments of bond principal resulting in a lower interest calculation.

As a result of the foregoing, we had a net loss of $4.99 million for the nine months ended September 30, 2003 compared to a net income of $913 thousand for the comparable period of the prior calendar year.

Liquidity and Capital Resources

The minimum cash flow from Williams under the power purchase agreement is approximately $4.0 million per month. Net operating cash outflows are approximately $1.3 million per month. The balance left will provide for senior debt interest and principal payments. Additionally, a significant monthly expenditure is for payment of our long term service agreement with Siemens Westinghouse. This agreement provides that we pay approximately $400 per gas turbine per equivalent operating hour. In the event we are not required to dispatch the facility, there is no charge. While operating at base load, the estimated monthly payment for the long term service agreement could be as much as $450 thousand.

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

Change order number 71, dated March 12, 2003 resulted in an inflow of cash to us for approximately $7.7 million. This cash is sufficient to fund us through 2003.

Concentration of Credit Risk

Williams currently is our sole customer for purchases of capacity, ancillary services and energy, and the sole source for fuel. Williams’ payments under the power purchase agreement are expected to provide all of our revenues during the term of the power purchase agreement. It is uncertain whether we would be able to find another purchaser or fuel source on similar terms for the Facility if Williams were not performing under the power purchase agreement. Any material failure by Williams to make capacity and fuel conversion payments or to supply fuel under the power purchase agreement would have a severe impact on our operations. The payment obligations of Williams under the power purchase agreement are guaranteed by The Williams Companies, Inc. The payment obligations of The Williams Companies, Inc. are capped at an amount equal to 125% of the sum of the principal amount of our senior secured bonds, plus the maximum debt service reserve account balance.  At September 30, 2003, this amount was approximately $404 million.

Under the power purchase agreement, in the event that S&P or Moody’s rate the long-term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The Williams Companies, Inc., or an affiliate thereof, is required to replace The Williams Companies, Inc. guaranty with an alternative security that is acceptable to us. According to published sources, on July 23, 2002, S&P lowered the long term senior unsecured debt rating of The Williams Companies, Inc. to “BB-” from “BBB-”, and further lowered such rating to “B+” with a credit watch on July 25, 2002.  As of May 23, 2003 the long term senior unsecured debt rating of The Williams Companies, Inc. remained at “B+” with a negative outlook. According to published sources, on July 24, 2002, Moody’s lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to “B1” from “Baa3.”  According to published sources, this rating was further lowered on November 22, 2002 to “B3” by Moody’s. According to published sources, this rating was increased with a developing outlook on June 4, 2003 to “B2” by Moody’s. Accordingly, the Williams Companies, Inc.’s long-term senior unsecured debt is currently rated below investment grade by both S&P and Moody’s.

In an action related to the ratings downgrade of The Williams Companies, Inc., S&P lowered its ratings on our senior secured bonds to “BB-” from “BBB-” on July 26, 2002, and placed the rating on credit watch.  Currently the ratings remain at “BB-” with a negative outlook. On November 27, 2002, Moody’s lowered its ratings on our senior secured bonds to “B2” from “Ba2”.  We do not believe that such ratings downgrades will have any other direct or immediate effect as none of the other financing documents or project contracts have provisions that are triggered by a reduction of the ratings of the bonds.

To satisfy the requirements of the power purchase agreement, on September 20, 2002, Citibank, N.A. issued a $35 million Irrevocable Letter of Credit (the “Letter of Credit”) on behalf of Williams. The Letter of Credit does not alter, modify, amend or nullify the guaranty issued by The Williams Companies, Inc. in favor of us and is considered to be additional security to the security amounts provided by such guaranty. The Letter of Credit became effective on September 20, 2002 and expired upon the close of business on July 10, 2003; except that the Letter of Credit will be automatically extended without amendment for successive one year periods from the present or any future expiration date hereof, unless Citibank, N.A. provides written notice of its election not to renew the Letter of Credit at least thirty days prior to any such expiration date. On June 13, 2003, Citibank, N.A. sent notification that the letter of credit will be extended to July 12, 2004. Additionally, in a Letter Agreement dated September 20, 2002, Williams agreed to (a) provide Eligible Credit Support prior to the stated expiration date of the Letter of Credit and (b) replenish any portion of the Letter of Credit or Eligible Credit Support that is drawn, reduced, cashed or redeemed, at any time, with an equal amount of Eligible Credit Support. Within twenty days prior to the expiration of the Letter of Credit and/or any expiration date of eligible credit support posted by Williams, Williams shall post eligible credit support to us in place of the Letter of Credit and/or any expiring eligible credit support unless The Williams Companies, Inc. regains and maintains its investment grade status, in which case the Letter of Credit or eligible credit support shall automatically terminate and no additional eligible credit support shall be required. We and Williams acknowledge that the posting of such Letter of Credit and Williams’ agreement and performance of the requirements of (a) and (b) as set forth in the immediately preceding sentence shall be in full satisfaction of Williams’ obligations contained in Section 19.3 of the power purchase agreement to provide replacement security due to the downgrade of The Williams Companies, Inc. falling below investment grade status.

Our dependence on The Williams Companies, Inc. and its affiliates under the power purchase agreement exposes us to possible loss of revenues and fuel supply, which in turn could negatively impact cash flow and financial condition and could result in a default under the senior secured bonds. There can be no assurance as to our ability to generate sufficient cash flow to cover operating expenses or debt service obligations in the absence of a long term power purchase agreement with Williams.

Business Strategy and Outlook

Our overall business strategy is to market and sell all of our net capacity, fuel conversion and ancillary services to Williams during the 20-year term of the power purchase agreement. After expiration or in the event of an early termination of the power purchase agreement, we anticipate selling our Facility’s capacity, ancillary services and energy in the spot market or under a short or long term power purchase agreement or into the Pennsylvania/New Jersey/Maryland power pool market. We intend to cause our Facility to be managed, operated, and maintained in compliance with the project contracts and all applicable legal requirements.

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

Revenue Recognition

We generate energy revenues under our power purchase agreement with Williams. During the 20 year term of the agreement, we expect to sell electric energy and capacity produced by the facility, as well as ancillary and fuel conversion services. Under the power purchase agreement, we also generate revenues from meeting (1) base electrical output guarantees and (2) heat rate rebates through efficient electrical output. Revenues from the sales of electric energy and capacity are recorded based on output delivered and capacity provided at rates as specified under contract terms. Revenues for ancillary and other services are recorded when the services are rendered.

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

Description of Asset	Depreciable Life	September 30, 2003 (in thousands)

Plant	40	226,044
Buildings	40	837
Land Improvements	40	10,706
Equipment	40	1,964
Rotable Turbine Parts	28	11,545
Development Costs	25	22,784
Rotable Turbine Parts	24	8,293
Rotable Turbine Parts	20	3,114
Furniture & Fixtures	15	707
Rotable Turbine Parts	15	1,719
Rotable Turbine Parts	12	10,504
Rotable Turbine Parts	7	12,829
Data Processing Equipment	7	456
Vehicles	5	153
Payments under Long Term Service Agreement	n/a	1,797
Spare Parts	n/a	2,338

		$315,772

Contingencies

Power Purchase Agreement – We are having ongoing disputes with Williams relating to the calculation of certain amounts due under the power purchase agreement. The disputes include, among other things, the amount of any: (i) availability bonus or penalty; (ii) fuel conversion volume rebate; (iii) heat rate bonus or penalty; (iv) refund for fuel gas consumed during start-up; and (v) reimbursement for PJM Winter Net Capability test.

Under the power purchase agreement, we believe we have earned an annual availability energy adjustment for 2002. We invoiced Williams approximately $1.4 million as an annual availability energy adjustment for 2002. Williams disputed this statement and paid approximately $337 thousand of the claimed bonus amount, which we recognized as revenue.

On April 14, 2003, Williams notified us that it disputed the annual availability energy adjustment, instead claiming Williams should be paid an annual availability capacity adjustment of approximately $3.5 million for 2002. As of November 2003, Williams has adjusted the amount of the annual availability capacity adjustment to approximately $4.8 million. As a result, Williams withheld approximately $337 thousand from 2003 capacity payments in respect of the previously paid annual availability energy adjustment. We accrued this setoff as a bad debt expense during the second quarter of 2003.  During the nine month period ended September 2003, Williams withheld approximately $2.03 million. The amount withheld was a portion of the $4.8 million Williams believes is due to them with respect of the 2002 annual availability capacity adjustment. We notified Williams that the power purchase agreement does not allow setoffs of disputed amounts and these funds should be returned to us. In August 2003 Williams Energy returned $2.03 million to us. The power purchase agreement allows Williams to be reimbursed monthly for the prior year annual availability capacity adjustment. Had Williams properly asserted their right to a set off, they would have withheld one twelfth of the amount they claim to be due them in respect of this adjustment. At that point we would have disputed the assertion, and no further set offs would be allowed under the Power Purchase Agreement. As a result we returned approximately $275 thousand to Williams; pending the outcome of arbitration. This amount is recorded in accounts receivable. We vigorously dispute Williams’ assertion that we owe a penalty in any amount for availability. We believe Williams’ interpretation of the power purchase agreement and the PJM Rules relating to maintenance and outages is in error, and that we are entitled to an annual availability energy adjustment. No amount has been accrued as of September 30, 2003 for the annual availability capacity adjustment.

Williams also asserts we owe a fuel conversion volume rebate (“FCVR”) in the amount of approximately $556 thousand. We have notified Williams that we dispute this claim. No amount has been accrued for this claim as of September 30, 2003. In addition, Williams asserts we should have pre-funded the FCVR cash account in the amount equal to the maximum amount of the possible fuel conversion volume rebate for contract year one, which is approximately $1.7 million. The pre-funding issue does not increase the amount of Williams’ claim, but if sustained would require additional amounts to be treated as restricted cash in the future. We disagree with this interpretation, contending we should deposit on a quarterly or more frequent basis only a pro rata amount of the maximum FCVR based the actual utilization of the facility for the then current yearWe contend no FCVR is due and therefore believe no pre-funding is required for contract year one.

Williams also disputes our method of calculating the monthly heat rate bonus or penalty, contending we have overcharged them approximately $188 thousand in contract year one. We dispute this claim. We have  recorded the amount that we believe will ultimately be recovered.

Williams believes the amount of time and fuel gas allocated to start-up the facility should be reduced from those currently being used. Among other things, Williams is seeking a retroactive reimbursement of the cost associated with the volume of gas used for start-up since commercial operation of the facility. We disagree with Williams’ position and have not made an accrual for this claim as of September 30, 2003.

We are seeking to recoup from Williams approximately $650 thousand we incurred to run a PJM winter net capability test for Williams in February 2003. Williams denies it is responsible under the power purchase agreement for paying the cost of this test.

We and Williams have submitted these and other disputes to binding arbitration under the terms of the power purchase agreement. The arbitration hearings are scheduled for December 2003 on all issues except the issues related to start-up times and start-up fuel volumes, which issues have been bifurcated for a hearing that will likely be scheduled in February 2004. We are unable to predict the outcome of the arbitration, the outcome of settlement discussions that have continued with Williams during the arbitration process, or the potential impact on the our ability to collect these contractual items either for the nine months ended September 30, 2003 or in the future. However; a negative decision from the arbitration proceedings on one or more issues or the impact of any potential settlement agreements could have a material adverse effect on our future financial results.

Commitments

Interest on the bonds is payable quarterly in arrears.  Quarterly principal payments on the bonds commenced on February 28, 2002.  The final maturity date for the bonds is November 30, 2025.

Repayments subsequent to September 30, 2003 are as follows:

Year	Principal	Interest	Total
2003	$1,188	$6,708	$7,896
2004	6,355	26,426	32,781
2005	7,034	26,078	33,112
2006	7,157	25,305	32,462
2007	9,132	24,605	33,737
2008-2025	272,094	246,092	518,186

Total payments	$302,960	$355,214	$658,174

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our President and our Principal Financial Officer, based on the evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, have concluded that as of September 30, 2003, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

The terms of the agreement include, but are not limited to, the following items:

We agreed not to pursue the cost of electricity and natural gas used by the project during certain periods prior to the December 28, 2001 commercial acceptance date. These costs totaled approximately $10.7 million and were included in accounts receivable prior to the settlement.

We agreed to pay approximately $156 thousand in respect of an outstanding amount claimed by Siemens Westinghouse regarding an April 2002 outage to test and inspect the Facility. This amount was included in our calculation of the April outage and was recorded in accounts payable.  Siemens Westinghouse agreed to waive their right to receive any payments with respect to a milestone payment of $2.2 million and to the retainage amounts relating to performance guarantees of $12.1 million held by us. Additionally, Siemens Westinghouse made a payment of $4.8 million to us in respect of items related to final acceptance.  This amount was recorded as a reduction in the cost of the Facility.  The financial impact from the settlement has been recorded in our financial statements as of December 31, 2002.  The effect of this settlement for fiscal year 2002 was a reduction in insurance of $291 thousand and a $182 thousand reduction in depreciation as a result of the reduction in Facility cost.

We are having ongoing disputes with Williams relating to the calculation of certain amounts due under the power purchase agreement.  The disputes include, among other things, the amount of any: (i) availability bonus or penalty; (ii) fuel conversion volume rebate; (iii) heat rate bonus or penalty; (iv) refund for fuel gas consumed during start-up; and (v) reimbursement for PJM Winter Net Capability test.

Under the power purchase agreement, we believe we have earned an annual availability energy adjustment for 2002.  We invoiced Williams approximately $1.4 million as an annual availability energy adjustment for 2002.  Williams disputed this statement and paid approximately $337 thousand of the claimed bonus amount, which we recognized as revenue.

On April 14, 2002, Williams notified us that it disputed the annual availability energy adjustment, instead claiming Williams should be paid an annual availability capacity adjustment of approximately $3.5 million for 2002.  As of November 2003, Williams has adjusted the amount of the annual availability capacity adjustment to approximately $4.8 million.  As a result, Williams withheld approximately $337 thousand from 2003 capacity payments in respect of the previously paid annual availability energy adjustment.  We accrued this setoff as a bad debt expense during the second quarter of 2003.  During the nine month period ended September 2003, Williams withheld approximately $2.03 million. The amount withheld was a portion of the $4.8 million Williams believes is due to them with respect of the 2002 annual availability capacity adjustment. We notified Williams that the power purchase agreement does not allow setoffs of disputed amounts and these funds should be returned to us. In August 2003 Williams Energy returned $2.03 million to us. The power purchase agreement allows Williams to be reimbursed monthly for the prior year annual availability capacity adjustment. Had Williams properly asserted their right to a set off, they would have withheld one twelfth of the amount they claim to be due them in respect of this adjustment. At that point we would have disputed the assertion, and no further set offs would be allowed under the Power Purchase Agreement. As a result we returned approximately $275 thousand to Williams; pending the outcome of arbitration. This amount is recorded in accounts receivable.  We vigorously dispute Williams’ assertion that we owe a penalty in any amount for availability.  We believe Williams’ interpretation of the power purchase agreement and the PJM Rules relating to maintenance and outages is in error, and that we are entitled to an annual availability energy adjustment.  No amount has been accrued as of September 30, 2003 for annual availability capacity adjustment.

Williams also asserts we owe a fuel conversion volume rebate (“FCVR”) in the amount of approximately $556 thousand.  We have notified Williams that we dispute this claim.  No amount has been accrued for this claim as of September 30, 2003.  In addition, Williams asserts we should have pre-funded the FCVR cash account in an amount equal to the maximum amount of the possible fuel conversion volume rebate for contract year one, which is approximately $1.7 million.  The pre-funding issue does not increase the amount of Williams’ claim, but if sustained would require additional amounts to be treated as restricted cash in the future.  We disagree with this interpretation, contending we should deposit on a quarterly or more frequent basis only a pro rata amount of the maximum FCVR based the actual utilization of the facility for the then current year We contend no FCVR is due and therefore believe no pre-funding is required for contract year one.

Williams also disputes our method of calculating the monthly heat rate bonus or penalty, contending we have overcharged them approximately $188 thousand in contract year one.  We dispute this claim.  We have recorded the amount that we believe will ultimately be recovered.

Williams believes the amount of time and fuel gas allocated to start-up the facility should be reduced from those currently being used.  Among other things, Williams is seeking a retroactive reimbursement of the cost associated with the volume of gas used for start-up since commercial operation of the facility.  We disagree with Williams’ position and have not made an accrual for this claim as of September 30, 2003.

We are seeking to recoup from Williams approximately $650 thousand we incurred to run a PJM winter net capability test for Williams in February 2003.  Williams denies it is responsible under the power purchase agreement for paying the cost of this test.

We and Williams have submitted these and other disputes to binding arbitration under the terms of the power purchase agreement.  The arbitration hearings are scheduled for December 2003 on all issues except the issues related to start-up times and start-up fuel volumes, which issues have been bifurcated for a hearing that will likely be scheduled in February 2004.  We are unable to predict the outcome of the arbitration, the outcome of settlement discussions that have continued with Williams during the arbitration process, or the potential impact on our ability to collect these contractual items either for the nine months ended September 30, 2003 or in the future.  However; a negative decision from the arbitration proceedings on one or more issues or the impact of any potential settlement agreements could have a material adverse effect on our future financial results.

Item 5.         OTHER INFORMATION

None.

Item 6.                    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.	Description of Exhibit
3	Amended and Restated Limited Liability Company Agreement, dated as of October 4, 1999, by AES Ironwood, L.L.C.*

4.1	Indenture and the First Supplemental Indenture, dated as of June 1, 1999, by and among AES Ironwood, L.L.C., the Trustee and the Depositary Bank.*

4.2

Collateral Agency and Intercreditor Agreement, dated as of June 1, 1999, by and among AES Ironwood, L.L.C., the Trustee, the Collateral Agent, the Debt Service Reserve Letter of Credit Provider, the Construction Period Letter of Credit Provider and the Depositary Bank.*

4.3

Debt Service Reserve Letter of Credit and Reimbursement Agreement, dated as of June 1, 1999, by and among AES Ironwood, L.L.C., the Debt Service Reserve Letter of Credit Provider and the Banks named therein.*

4.4

Construction Period Letter of Credit and the Reimbursement Agreement, dated as of June 1, 1999, by and among AES Ironwood, L.L.C., the Construction Period Letter of Credit Provider and the Banks named therein.*

4.5	Global Bonds, dated June 25, 1999, evidencing 8.857% Senior Secured Bonds of AES Ironwood, L.L.C. due 2025 in the principal amount of $308,500,000.*

4.6	Equity Subscription Agreement, dated as of June 1, 1999, by and among AES Ironwood, L.L.C., AES Ironwood, Inc. and the Collateral Agent.*

4.7	Security Agreement, dated as of June 1, 1999, by and between AES Ironwood, L.L.C. and the Collateral Agent.*
4.8	Pledge and Security Agreement, dated as of June 1, 1999, by and between AES Ironwood, Inc. and the Collateral Agent.*
4.9	Consent to Assignment, dated as of June 1, 1999, by and between Williams Energy and the Collateral Agent, and consented to by AES Ironwood, L.L.C.*
4.10	Consent to Assignment, dated as of June 1, 1999, by and between The Williams Companies, Inc. and AES Ironwood, L.L.C., and consented to by AES Ironwood, L.L.C.*
4.11	Consent to Assignment, dated as of June 1, 1999, by and between Siemens Westinghouse and the Collateral Agent, and consented to by AES Ironwood, L.L.C. (with respect to the Construction Agreement).*
4.12

Consent to Assignment, dated as of June 1, 1999, by and between Siemens Westinghouse and the Collateral Agent and consented to by AES Ironwood, L.L.C. (with respect to the Maintenance Services Agreement).*

4.13	Consent to Assignment, dated as of June 1, 1999, by and between Siemens Corporation and the Collateral Agent, and consented to by AES Ironwood, L.L.C.*
4.14	Consent to Assignment, dated as of June 1, 1999, by and between AES Prescott and the Collateral Agent, and consented to by AES Ironwood, L.L.C.*
4.15	Consent to Assignment, dated as of June 1, 1999, by and between Metropolitan Edison Company d/b/a GPU Energy and the Collateral Agent, and consented to by AES Ironwood, L.L.C.*
4.16	Consent to Assignment, dated as of June 1, 1999, by and between City of Lebanon Authority and the Collateral Agent, and consented to by AES Ironwood, L.L.C.*
4.17	Consent to Assignment, dated as of June 1, 1999, by and between Pennsy Supply and the Collateral Agent, and consented to by AES Ironwood, L.L.C.*
4.18	Assignment and Assumption Agreement, dated June 25, 1999, by and between AES Ironwood, Inc. and AES Ironwood, L.L.C. (with respect to the Construction Agreement).*
4.19	Assignment and Assumption Agreement, dated June 25, 1999, by and between AES Ironwood, Inc. and AES Ironwood, L.L.C. (with respect to the Maintenance Services Agreement).*
31.1	Certification by Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification by Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32	Certification required by Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934.

*              Previously filed as an Exhibit to AES Ironwood, L.L.C.’s Registration Statement on Form S-4 (File No. 333-91391).

(b)  Reports on Form 8-k

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AES IRONWOOD, L.L.C.

Date: November 14, 2003	By:	/s/ A.W. Bergeron
A.W. Bergeron
President

Date: November 14, 2003	By:	/s/ Michael Carlson
Michael Carlson
Chief Financial Officer