Form 10-K
period 2003-12-31
AES IRONWOOD LLC
filed 2004-03-30
CIK 1099291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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
Yes ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K  ☒

As of June 30, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter, and as of March 30, 2004, AES Ironwood, L.L.C. had one membership interest outstanding, which was held by AES Ironwood, Inc., the Company’s parent and a wholly owned subsidiary of The AES Corporation.

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

•                  the financial condition of third parties on which we depend, including in particular, Williams Power Company, Inc., formerly known as Williams Energy Marketing & Trading Company (“Williams”), as the power purchaser and fuel supplier under the power purchase agreement, and The Williams Companies, Inc., as the guarantor of performance under the power purchase agreement;

•                  unanticipated effects of the arbitration decision relating to our power purchase agreement dispute with Williams and the possibility of future disputes or proceedings regarding the power purchase agreement;

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

•                  environmental and regulatory compliance; and

•                  terrorists acts and adverse reactions to United States anti-terrorism activities.

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

We entered into a power purchase agreement for a term of 20 years under which Williams is committed to purchase all of the net capacity, fuel conversion and ancillary services of our facility. Net capacity is the maximum amount of electricity generated by our facility net of electricity used at our facility. Fuel conversion services consist of the combustion of natural gas in order to generate electric energy. Ancillary services consist of services necessary to support the transmission of capacity and energy. Williams is obligated to supply us with all natural gas necessary to provide net capacity, fuel conversion services and ancillary services under the power purchase agreement. During the term of the power purchase agreement, substantially all of our revenues will be derived from payments made by Williams under the power purchase agreement.

Organizational Structure

All of our equity interests are owned by AES Ironwood, Inc., a wholly-owned subsidiary of The AES Corporation.  The AES Corporation has provided funds to AES Ironwood, Inc. so that AES Ironwood, Inc. can make equity contributions to us to fund project costs.  Under an Equity Subscription Agreement dated June 1, 1999, with AES Ironwood, Inc., these contributions are limited to $50.1 million. As of December 31, 2003, AES Ironwood, Inc. had made net contributions to us of $38.8 million. Approximately $9.1 million of the remaining contribution was supported by a surety bond until June 25, 2002, when the surety bond expired.  At that time the surety bond was replaced by an acceptable letter of credit in the amount of $9.1 million.  The need for the letter of credit ceased with the granting of final acceptance on March 12, 2003.  We notified the collateral agent and they have released us of this requirement.  On March 12, 2003, final acceptance under the agreement was granted and an Officer’s Certificate has been submitted to the Collateral Agent indicating that the facility has been fully funded and no further contribution will be required.  AES Ironwood, Inc. currently has no operations outside of its activities in connection with our project and does not anticipate undertaking any operations not associated with our project. AES Ironwood, Inc. has no assets other than its membership interests in us and AES Prescott. AES Prescott has no operations outside of its activities in connection with our project. Under a services agreement, The AES Corporation supplies to AES Prescott all of the personnel and services necessary for AES Prescott to comply with its obligations under the operations agreement.  As of December 31, 2003, The AES Corporation provided 27 employees to our facility.

The AES Corporation is a leading global power company, with 2003 sales of $8.4 billion. AES delivers 45,000 megawatts of electricity to customers in 27 countries through 116 power facilities and 17 distribution companies. Its 30,000 people are committed to operational excellence and safely meeting the world’s growing power needs. Approximately 26% of AES’s revenues come from businesses in North America, 18% from the Caribbean, 39% from South America, 11% from Europe and Africa, and 6% from Asia.

The following organizational chart illustrates the relationship among our company, AES Ironwood, Inc., AES Prescott and The AES Corporation:

The AES Corporation

AES Ironwood, Inc.

AES Ironwood, L.L.C.		AES Prescott, L.L.C.

Our principal executive offices are located at 305 Prescott Road, Lebanon, Pennsylvania 17042. Our telephone number is (717) 228-1328.

Developments Relating to Williams

Under the power purchase agreement, in the event that S&P or Moody’s rate the long term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The Williams Companies, Inc., or an affiliate thereof, is required to replace The Williams Companies, Inc. guarantee with an alternative security that is acceptable to the Company. According to published sources, on July 23, 2002, S&P lowered the long term senior unsecured debt rating of The Williams Companies, Inc. to “BB-” from “BBB-”, and further lowered such rating to “B” on July 25, 2002. On May 23, 2003 S&P upgraded the rating to “B+” with a negative outlook.   According to published sources, on July 24, 2002, Moody’s lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to “B1” from “Baa3.”  According to published sources, this rating was further lowered on November 22, 2002 to “Caa1” by Moody’s, and then upgraded to “B3” on June 4, 2003.  Accordingly, The Williams Companies, Inc.’s long term senior unsecured debt is currently rated below investment grade by both S&P and Moody’s.

In an action related to the ratings downgrade of The Williams Companies, Inc., S&P lowered its ratings on the Company’s senior secured bonds to “BB-” from “BBB-” on July 26, 2002, and placed the rating on credit watch. On December 10, 2003 S&P lowered its ratings on the Company’s senior secured bonds to “B+” from “BB-” with a negative outlook. On November 27, 2002, Moody’s lowered its ratings on the Company’s senior secured bonds to “B2” from “Ba2”.   The Company does not believe that such ratings downgrades will have any other direct or immediate effect on the Company, as none of the other financing documents or project contracts have provisions that are triggered by a reduction of the ratings of the bonds.

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

For the twelve months ended December 31, 2003, the Company has invoiced Williams approximately $51.4 million in respect of fixed payments, fuel conversion services and ancillary services.  Approximately $50.1 million has been recognized as revenue and approximately $1.4 million has been deferred consistent with the Company’s revenue recognition policy discussed in note 3 to the financial statements.

The Company has ongoing disputes, including arbitration with Williams, relating to the parties power purchase agreement.  The arbitration was bifurcated into two phases, and an award was issued on Phase I on February 3, 2004.  The primary issue in Phase I related to various aspects of the availability of the facility for the year ended December 31, 2002, including disputes over the amount of any availability bonus or penalty.  Phase II of the arbitration involves a dispute concerning the proper duration of facility start-ups and shutdowns, including fuel used during start-ups and shutdowns.  While Phase I of the arbitration was limited to billing disputes in 2002, many of the same issues are disputed between the parties for 2003 billings.

The arbitral panel’s award on Phase I of the arbitration found that Williams had misapplied the applicable rules of PJM Interconnection, L.L.C. in the billing dispute with the Company over the availability of the facility.  The panel declined, however, to decide the facility’s availability during 43 disputed maintenance events.  Instead, it encouraged the parties to reach a mutual resolution of the disputed events by applying the correct Pennsylvania-New Jersey-Maryland (“PJM”) rule and, failing mutual agreement, to submit the dispute to a third party engineer for resolution.  The parties are currently discussing possible resolution of the disputed events, and anticipate submitting any events that cannot be resolved by mutual agreement to a third party.  Until the matter is fully resolved, the availability of the facility, and certain payments that are calculated based on availability, cannot be determined.  However, based on the panel’s Award and its negotiations with Williams, the Company anticipates it will be paid some portion of its claimed availability bonus for 2002 and 2003 and does not owe an amount for annual availability capacity adjustment or fuel conversion volume rebate.

Also as a result of the panel’s Phase I Award, the Company will begin pre-funding a cash account on a quarterly basis to reflect the maximum amount of a fuel conversion volume rebate that might be payable to Williams if the facility operates the requisite number of hours to earn the maximum rebate available under the power purchase agreement.  The maximum theoretical annual amount of the fuel conversion volume rebate is $1.7 million, but the account will not be fully funded during the course of the year if the facility is not operated a sufficient number of hours to achieve the maximum fuel conversion volume rebate.  Depending on the amount of facility operation, the Company may be entitled to withdraw some of the funds deposited into the account during the second half of its fiscal year.  Based on the arbitral award, the Company does not anticipate any payment for a fuel conversion volume rebate will be due for 2002 or 2003.  If funding is required, amounts will be classified as restricted cash.

On March 12, 2004 the parties settled Phase II of the arbitration between the Company and Williams, which involved Williams’ claims that the duration of start-ups and shutdowns should be shortened, with a corresponding reduction in the volume of fuel consumed during such operations.  The settlement resolves and releases, without any payment by the Company, Williams’ claim that it should be reimbursed retroactively to the date of commercial operation for excess fuel allegedly consumed during start-ups and shutdowns.  An agreed order of dismissal has been submitted requesting the arbitral panel to dismiss Phase II of the arbitration with prejudice.  The settlement of Phase II has no impact on Phase I of the arbitration.  The parties continue to negotiate in an effort to settle issues left unresolved by the award in Phase I.

Energy Revenues

The Company generates energy revenues under the power purchase agreement with Williams. During the 20-year term of the agreement, the Company also expects to sell electric energy and capacity produced by the facility, as well as ancillary and fuel conversion services. Under the power purchase agreement, the Company also generates revenues from meeting (1) base electrical output guarantees and (2) heat rate rebates through efficient electrical output.

Upon its expiration, or in the event that the power purchase agreement is terminated prior to its 20-year term, the Company would seek to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short- or long-term power purchase or similar agreements. There can be no assurances as to whether such efforts would be successful.

Operating Expenses

Under an agreement with AES Prescott, L.L.C., the Company is required to reimburse it all operator costs on a monthly basis. Operator costs generally consist of all direct costs and overhead. Additionally, a monthly operator fee of approximately $425,000, subject to annual adjustment, is payable on each bond payment date.

Competition

Under the power purchase agreement, Williams is required to purchase all of the Company’s capacity and energy. Therefore, during the 20-year term of the power purchase agreement, competition from other capacity and energy providers will only become an issue if Williams breaches its agreement and ceases to purchase the Company’s capacity and energy or the power purchase agreement is otherwise terminated or not performed in accordance with its terms. Upon the expiration of the power purchase agreement or in the event the power purchase agreement is terminated prior to the expiration of its term, the Company anticipates selling its facility’s net capacity, ancillary services and energy under a new power purchase agreement or into the PJM power pool market. At that time, the Company will face competition from other generating facilities selling into the PJM power pool market including, possibly, other facilities owned by The AES Corporation or its affiliates. Competition and market conditions could have the effect of reducing operating time and therefore reducing fuel conversion services and associated variable payments.

Employees

As of December 31, 2003, the Company had nine officers. Except for these officers, the Company does not have any employees and does not anticipate having any employees in the future. Under the operations agreement, AES Prescott has managed the development and construction of and now operates and maintains the Company’s facility. The direct labor personnel and the plant operations management are employees of The AES Corporation which are provided to AES Prescott under the services agreement. As of December 31, 2003, The AES Corporation provided 27 employees to the facility.

Insurance

As owner of the facility, the Company maintains a comprehensive insurance program as required under its various project contracts and the indenture governing its senior secured bonds and underwritten by recognized insurance companies. Among other insurance policies, the Company also maintains commercial general liability insurance, permanent property insurance for full replacement value of its facility and business interruption insurance covering at least 12 months of debt service and fixed operation and maintenance expenses. The Company has obtained title insurance in an amount equal to the principal amount of the senior secured bonds.

AES Prescott, as operator of the Company’s facility, maintains, among other insurance policies, workers’ compensation insurance, or evidence of self-insurance, if required, and comprehensive automobile bodily injury and property damage liability insurance.

Permits and Regulatory Approvals

AES Prescott, as operator of the facility, and the Company, as owner of the facility, must comply with numerous federal, state and local regulatory requirements including environmental requirements in the operation of the facility.

On March 31, 1999, the Company received a certification from the Federal Energy Regulatory Commission (FERC) that it is an Exempt Wholesale Generator. Certification as an Exempt Wholesale Generator exempts the Company from regulation under the Public Utility Holding Company Act of 1935. The Company will maintain this status so long as it continues to make only wholesale sales of electricity, which it intends to do. Prior to commercial operation, the Company filed the power purchase agreement with FERC and obtained approval for the rates contained therein. The Company may also need to obtain FERC approval for sales of electricity at market-based rates after the power purchase agreement is no longer in effect.

On March 29, 1999, the Company received its Prevention of Significant Deterioration Permit, or “air permit,” from the Pennsylvania Department of Environmental Protection. The appeal period in respect of the air permit expired on May 3, 1999 and no appeal was filed. The air permit required that the Company’s facility be constructed in a manner that would allow it to meet specified limitations on emissions of air pollutants. Under the construction agreement, Siemens Westinghouse was required to construct the facility to meet these requirements.  During the April 2002 outage, Siemens Westinghouse made certain modifications to ensure the facility’s emissions would be within the limits set by the EPC construction contract. Testing on May 22, 2002 indicated the modifications to be successful and at that date the facility’s emissions were in compliance and Siemens-Westinghouse had met the emission guarantees of the EPC construction contract.

The Company is operating under Plan Approval 38-05019.  The plan approval is being amended to reflect changes in start up time durations and is currently in a 30 day public review period, which ends on March 31, 2004.  The amended plan approval language will be incorporated into the Company’s Title V Operating permit. The plan approval and draft Title V operating permit should arrive for our review and finalization during the second quarter 2004.

The Company is subject to a number of statutory and regulatory standards and required approvals relating to energy, labor and environmental laws. Although the necessary environmental permits for the commencement of construction of its facility have been obtained, the Company is required to comply with the terms of its environmental permits and to obtain other permits for the operation of the facility.

The permits that have been obtained and that will be obtained contain ongoing requirements. Failure to satisfy and maintain any of the permit conditions or other applicable requirements could prevent the operation of the Company’s facility and/or result in additional costs.

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

Power Purchase Agreement

The Company entered into an Amended and Restated Power Purchase Agreement, dated as of February 5, 1999, with Williams for the sale to Williams of all of the electric energy and capacity produced by its facility as well as ancillary services and fuel conversion services.  During 2003 the Company entered into arbitration with Williams to resolve certain disputes regarding the proper interpretation of certain provisions of the power purchase agreement relating to amounts claimed by the Company to be payable by Williams and amounts by the Company to Williams. On February 3, 2004 the arbitration panel handed their decision to the parties. The arbitration decision covered both revenue and non-revenue items. The most important item to the Company was in respect of the calculation of total available capacity.  For further information, please see “Legal Proceedings”.

Term

The term of the power purchase agreement extends for 20 years after the first contract anniversary date, which is the last day in the month in which the commercial operation date occurs. The commercial operation date occurs when:

•                  the initial start-up testing of the facility has been successfully completed,

•                  the Company has received all approvals from PJM Interconnection, L.L.C., which is the independent system operator that operates the transmission system to which the facility will interconnect, and

•                  the Company has obtained all required permits and authorizations for operation of the facility.

These prerequisites were met and the facility commenced operations, subject to the terms of the power purchase agreement, on December 28, 2001, accordingly, the power purchase agreement’s initial term is expected to expire on December 31, 2021.

Purchase and Sale of Capacity and Services

During the term, commencing with the commercial operation date, the Company must sell and make available to Williams on an exclusive basis, and Williams must purchase and pay for the Company’s facility’s net capacity and ability to generate electric energy. In addition, during the term, commencing with the commercial operation date, the Company must perform for Williams on an exclusive basis, and Williams must purchase and pay for fuel conversion services and ancillary services. Fuel conversion services consist of the generation of electric energy from fuel provided by Williams. Ancillary services consist of services necessary to support the transmission of capacity and energy.

Fuel Conversion and Other Services

Williams must deliver or cause to be delivered to the Company at the gas delivery point on an exclusive basis all quantities of natural gas as the Company requires:

•                  to generate net electric energy and/or ancillary services,

•                  to perform start-ups,

•                  to perform shutdowns, and

•                  to operate the facility during any period other than a start-up, shutdown or dispatch period for any reason.

Pricing and Payments

For each month of the term after the commercial operation date, Williams must pay the Company for the facility’s net capacity, successful start-ups and associated shutdowns, other services and fuel conversion services at the applicable rates described in the power purchase agreement. Each monthly payment by Williams will consist of a total fixed payment, a fuel conversion payment and a start-up payment. The total fixed payment, which is payable regardless of facility dispatch by Williams but is subject to adjustment based on facility availability, is calculated by multiplying a fixed capacity rate for each contract year by the facility’s net capacity in the billing month and is anticipated to be sufficient to cover the Company’s debt service and fixed operating and maintenance costs and to provide the Company a return on equity. The fuel conversion payment is intended to cover the Company’s variable operating and maintenance costs and escalates annually based on an escalation index described in the power purchase agreement. The start-up payment is intended to cover the Company’s non-fuel variable costs when the plant is starting up to meet a dispatch request. In addition, the Company may receive heat rate bonuses or be required to pay heat rate penalties.

Prior to the commercial operation date, and during specific facility tests thereafter, the Company purchased natural gas from Williams. Williams sold to the Company the natural gas at prices specified in the power purchase agreement, and the Company sold to Williams at the electric delivery point any net electric energy produced during those periods at 90% of the energy market clearing price.

Williams will be entitled to an annual fuel conversion volume rebate if its dispatch of the Company’s facility exceeds specified levels and specified monthly non-dispatch payments if, under specific circumstances, the facility is not available for dispatch. All fuel conversion volume rebate payments and non-dispatch payments must be made to Williams after debt service and specified other payments but prior to any distribution to holders of the equity interests in our company. Fuel conversion volume rebate payments must be paid to Williams within 30 days after the end of the contract year in which the payments have been earned and non-dispatch payments must be paid to Williams within 20 days after the end of the month on which a payment obligation arises. Fuel conversion volume rebate payments and any non-dispatch payments owed to Williams and not paid when due must be paid, together with interest, when funds become available to the Company at the priority level described above.

Interconnection and Metering Equipment

At the Company’s sole cost and expense, it will maintain, or be responsible for the maintenance of its facility, the interconnection facilities and protective gas apparatus needed to generate and deliver net electric energy and/or ancillary services to the electric delivery point in order to fulfill its obligations under the power purchase agreement, including all interconnection facilities and protective gas apparatus that may be located at any switchyard and/or substation to be built at its facility. At the Company’s cost and expense, the interconnection facilities and protective gas apparatus needed to generate and deliver net electric and/or ancillary services to the electric delivery point have been completed as required under the power purchase agreement. The interconnection facilities and protective gas apparatus have been designed, constructed and completed in a good and workmanlike manner and in accordance with accepted electrical practices, with respect to the Company’s facility and interconnection facilities or in accordance with standard gas industry practices, with respect to protective gas apparatus, so that the expected useful life of the Company’s facility, the interconnection facilities and protective gas apparatus will be not less than the term of the power purchase agreement.

The Company has been solely responsible for the negotiation and execution of the interconnection agreement with GPU Energy under which GPU Energy will own and be responsible for the electric metering equipment and the design, installation, construction and maintenance of the electrical facilities and protective apparatus, including any transmission equipment and related facilities, necessary to interconnect GPU Energy’s electrical system with the Company’s facility at the electric delivery point. This equipment cost approximately $5.1 million which was capitalized as part of the facility. Williams reimbursed the Company for the reasonable GPU Energy costs (i.e., transmission facility costs, GPU Energy protective apparatus and other equipment, GPU Energy electric meters, and GPU Energy costs for PJM and other required interconnection-related studies) incurred, or to be reimbursed, by the Company under the interconnection agreement up to a maximum amount of which is in excess of the costs anticipated to be incurred by the Company under the interconnection agreement.

Williams was responsible for the installation and will be responsible for the maintenance and testing of the gas metering equipment, to the extent not otherwise installed, maintained and tested by the supplier of gas transportation services, as reasonably approved by the Company.

All electric metering equipment and gas metering equipment, whether owned by the Company or by a third party, must be operated, maintained and tested in accordance with accepted electrical practices, in the case of the electric metering equipment, and in accordance with applicable industry standards, in the case of the gas metering equipment and oil metering equipment.

Operation / Dispatch

The Company’s facility, the interconnection facilities and the protective gas apparatus must be operated in accordance with accepted electrical practices and applicable requirements and guidelines reasonably adopted by GPU Energy from time to time and applied consistently to GPU Energy’s electric generating facilities, with respect to our facility and interconnection facilities, or in accordance with standard gas industry practices, with respect to protective gas apparatus. If there is a conflict between the terms and conditions of the power purchase agreement and GPU Energy requirements, GPU Energy requirements will control.

The Company must operate its facility in parallel with GPU Energy’s electrical system with governor control and the net electric energy to be delivered by the Company under the power purchase agreement must be three-phase, 60 hertz, alternating current at a nominal voltage acceptable to GPU Energy at the electric delivery point, must not adversely affect the voltage, frequency, wave shape or power factor of power at the electric delivery point and must be delivered to the electric delivery point in a manner acceptable to GPU Energy.

The power purchase agreement acknowledges that GPU Energy has the right to require the Company to disconnect its facility from GPU Energy’s electrical system, or otherwise curtail, interrupt or reduce deliveries of net electric energy, for specific safety or emergency reasons. If the Company’s facility has been disconnected for these reasons, Williams will continue to be obligated to make total fixed payments for at least 24 hours after the occurrence of the disconnection of our facility by GPU Energy.

The Company must use commercially reasonable efforts to promptly correct any condition at our facility which necessitates the disconnection of our facility from GPU Energy’s electrical system or the reduction, curtailment or interruption of electrical output of its facility. Williams will have the exclusive right to schedule the operation of the Company’s facility or a unit in accordance with the provisions of the power purchase agreement so long as the scheduling is consistent with the design limitations of the Company’s facility, applicable law, regulations and permits, and manufacturers’ reasonable recommendations for operating limits with respect to the Company’s facility and major components.

Up to two times each year, the Company must demonstrate, in accordance with the then-applicable criteria of PJM applicable generally to independent power and GPU Energy generating facilities in PJM of similar technology, the capability of its facility to produce and maintain, as required for the demonstration, the Company’s facility’s net capacity.

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

Irrespective of whether the force majeure condition is declared by Williams or the Company, the time period of a force majeure will be excluded from the calculation of all payments under the power purchase agreement and Williams must be under no obligation to pay the Company any of the payments described in the power purchase agreement. If Williams declares a force majeure, however, it must, subject to its right to terminate the power purchase agreement if the force majeure has not been fully corrected or alleviated within 18 months of the declaration, continue to pay the Company only the applicable monthly total fixed payment as described in the power purchase agreement until the earlier of (1) the termination of the force majeure condition or (2) the termination of the power purchase agreement. Furthermore, if the Company declares a force majeure due to an action or inaction of GPU Energy that prevents the Company from delivering net electric energy to the electric delivery point, Williams must continue to pay the applicable portion of the total fixed payment for the first 24 hours of the period. Notwithstanding anything to the contrary contained in the power purchase agreement, except as may expressly be provided in the power purchase agreement, the term force majeure will not include the following nor will the following excuse a party’s performance:

•                  Any reduction, curtailment or interruption of generation or operation of the Company’s facility, or of the ability of Williams to accept or transmit net electric energy, whether in whole or in part, which reduction, curtailment or interruption is caused by or arises from the acts or omissions of any third party providing services or supplies to the party claiming force majeure, including any vendor or supplier to either party of materials, equipment, supplies or services, or any inability of GPU Energy to deliver net electric energy to Williams, unless, and then only to the extent that, any acts or omissions would itself be excused under the power purchase agreement as a force majeure; or

•                  Any outage, whether or not due to the fault or negligence of the Company, of its facility attributable to a defect or inadequacy in the manufacture, design or installation of its facility that prevents, curtails, interrupts or reduces the ability of its facility to generate net electric energy or the ability of the Company to perform its obligations under the power purchase agreement; or

•                  To the extent that the party claiming force majeure failed to prevent or remedy the force majeure condition by taking all commercially reasonable acts, short of litigation if the remedy requires litigation, and, except as otherwise provided in the power purchase agreement, failed to resume performance under the power purchase agreement with reasonable dispatch after the termination of the force majeure condition; or

•                  To the extent that the claiming party’s failure to perform was caused by lack of funds; or

•                  To the extent Williams is unable to perform due to a shortage of natural gas not caused by an event of force majeure; or

•                  Because of an increase or decrease in the market price of electric energy/capacity, natural gas or because it is uneconomic for the party to perform its obligations under the power purchase agreement.

Neither party will be required to settle any strike, walkout, lockout or other labor dispute on terms which, in the sole judgment of the party involved in the dispute, are contrary to its interest. Williams will have the right to terminate the power purchase agreement if a force majeure has been declared by the Company and the effect of the force majeure has not been fully corrected or alleviated within 18 months after the date the force majeure was declared. Williams, however, will not have the right to terminate the power purchase agreement if (1) the force majeure was caused by Williams or (2) the force majeure event does not prevent or materially limit Williams’ ability to sell our facility’s net capacity into or through the PJM power pool market or to a third party.

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

•                  the Company’s facility is not available to provide fuel conversion services to Williams during any period of 180 consecutive days after the commercial operation date, except as may be excused by force majeure or the absence of available natural gas, or if the non-availability is caused by an act or failure to act by Williams where the action is required by the power purchase agreement;

•                  the Company sells or supplies net electric energy, ancillary services or capacity from its facility, or agrees to do the same, to any person or entity other than Williams, without the prior approval of Williams;

•                  failure by the Company for 30 consecutive days to perform regular and required maintenance, testing or inspection of the interconnection facilities, its facility and/or other electric equipment and facilities;

•                  failure by the Company for 30 consecutive days to correct or resolve a material violation of any code, regulation and/or statute applicable to the construction, installation, operation or maintenance of its facility, the interconnection facilities, protective gas apparatus or any other electric equipment and facilities required to be constructed and operated under the power purchase agreement when the violation impairs the Company’s continued ability to perform under the power purchase agreement;

•                  involuntary bankruptcy or insolvency of either party and continues for more than 60 days;

•                  voluntary bankruptcy or insolvency by either party;

•                  any modifications, alterations or other changes to the Company’s facility by or on behalf of the Company which prevent it from fulfilling, or materially diminish its ability to fulfill its obligations, duties, rights and responsibilities under the power purchase agreement and which after reasonable notice and opportunity to cure, are not corrected;

•                  there will be outstanding for more than 60 days any unsatisfied final, non-appealable judgment against the Company in an amount exceeding $500,000, unless the existence of the unsatisfied judgment does not materially affect the Company’s ability to perform its obligations under the power purchase agreement; and

•                  (1) The AES Corporation will cease to own, directly or indirectly, beneficially and of record, at least 50 percent of the equity interests in the Company or will cease to possess the power to direct or cause the direction of the Company’s management or policies or (2) any person or an affiliate, other than The AES Corporation or an affiliate, authorized to act as a power marketer by FERC will own, directly or indirectly, beneficially or of record, any of the equity interests in the Company.

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

Security

Williams has provided the Company a guaranty, issued by The Williams Companies, Inc., of Williams’ performance and payment obligations under the power purchase agreement. Under the power purchase agreement, in the event that S&P or Moody’s rates the long-term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The Williams Companies, Inc. or an affiliate thereof, is required to replace such Williams Companies, Inc. guaranty, within thirty days, with an alternative security that is acceptable to the Company after loss of such investment grade rating.

According to published sources, on July 23, 2002, S&P lowered the long term senior unsecured debt rating of The Williams Companies, Inc. to “BB-” from “BBB-”, and further lowered such rating to “B” on July 25, 2002. On May 23, 2003 S&P upgraded the rating to “B+” with a negative outlook.   According to published sources, on July 24, 2002, Moody’s lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to “B1” from “Baa3.”  According to published sources, this rating was further lowered on November 22, 2002 to “Caa1” by

Moody’s, and then upgraded to “B3” June 4, 2003.  Accordingly, The Williams Companies, Inc.’s long term senior unsecured debt is currently rated below investment grade by both S&P and Moody’s.

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

The Company agreed that it will not sell, transfer, assign, lease or otherwise dispose of its facility or any substantial portion thereof or interest therein necessary to perform its obligations under the power purchase agreement to any person that is a FERC-authorized power marketer or an affiliate without the prior written consent of Williams, which consent must not be unreasonably withheld.

Construction Agreement

The Company, as assignee of AES Ironwood, Inc., entered into an Agreement for Engineering, Procurement and Construction Services, dated as of September 23, 1998, as amended, with Siemens Westinghouse for Siemens Westinghouse to perform services in connection with the design, engineering, procurement, site preparation and clearing, civil works, construction, start-up, training and testing and to provide all materials and equipment (excluding operational spare parts), machinery, tools, construction fuels, chemicals and utilities, labor, transportation, administration and other services and items (collectively and separately, the “services”) for the Company’s facility.

By meeting the provisions in Section 6.3 of the construction agreement, provisional acceptance was granted by the Company on December 27, 2001. On March 12, 2003, the Company entered into a settlement agreement with Siemens Westinghouse concerning final acceptance.  This agreement became effective as of that date and final acceptance was granted by the Company as of that date. For further information, please see “Legal Proceedings”. The financial impact of the settlement was recorded in the Company’s financial statements for the year ended December 31, 2002.

Siemens Westinghouse’s Services and Other Obligations

Siemens Westinghouse must complete the Company’s project by performing or causing to be performed all of the services.  The required services have included: engineering and design; construction and construction management; providing design documents, instruction manuals, a project procedures manual and quality assurance plan; procuring all materials, equipment and supplies and all contractor and subcontractor labor and manufacturing and related services; providing a spare parts list; providing all labor and personnel; obtaining some applicable permits and providing information to assist the Company in obtaining other applicable permits; performing inspection, expediting, quality surveillance and traffic services; transporting, shipping, receiving and marshalling all materials, equipment and supplies and other items; providing storage for all materials, supplies and equipment and procurement or disposal of all soil and gravel (including remediation and disposal of specific hazardous materials); providing for design, construction and installation of electrical interconnection facilities (including electric metering equipment, automatic regulation equipment, protective apparatus and control system equipment) and reviewing other GPU Energy interconnections to our facility (including gas and water pipelines); performing performance tests and power purchase agreement output tests; providing for start-up and initial operation functions; and providing specified spare parts, waste disposal services, chemicals, consumables and utilities.

The services have also included: training the Company’s personnel prior to provisional acceptance; providing the Company and its designee with access to the facility site; obtaining additional necessary real estate rights; clean-up and waste disposal (including hazardous materials brought to the facility site by Siemens Westinghouse or the subcontractors); submitting a construction schedule and progress reports; payment of contractor taxes; employee identification and security arrangements; protecting adjoining utilities and public and private lands from damage; paying appropriate royalties and license fees; providing final releases and waivers to the Company; posting collateral or providing other assurances if major subcontractors fail to furnish final waivers; maintaining labor relations and project labor agreements; providing further assurances; coordinating with other contractors; and causing Siemens Corporation to execute and deliver the related guaranty.

Contract Price and Payment

The adjusted contract price, including base scope changes through the date of the construction agreement, was $241.6 million and commencing on the construction commencement date was paid in installments in accordance with the payment and milestone schedule. The contract was adjusted as a result of scope changes. The Company made scheduled payments to Siemens Westinghouse upon receipt of Siemens Westinghouse’s payment request. The Company did not defer any payment. The Company withheld from each scheduled payment 5%, other than our project completion payment, of the payment until after final acceptance. As part of a settlement agreement, dated March 12, 2003, Siemens Westinghouse agreed to waive their right to receive any payments with respect to the final milestone payment of $2.2 million and to the retainage of $12.1 million held by the Company.  Additionally, Siemens Westinghouse made a payment of $4.8 million to the Company in respect of items related to final acceptance. This amount was recorded as a reduction in the cost of the facility.  The financial impact of the settlement agreement was recorded in the Company’s financial statements for the year ended December 31, 2002. Prior to provisional acceptance, the Company received funds that reduced the cost of the plant that was ultimately capitalized. These funds include liquidated damages in the amount of $19.1 million and electric generation revenues during commissioning of $8.4 million. Other costs were added back to the contract price such as interest paid during construction in the amount of $60.2 million. The result of such additions and subtractions has resulted in a capitalized cost of the plant of $278.2 million.

Mechanical Completion

The agreement sets forth certain conditions that were required to be met in order for mechanical completion to occur. These conditions were deemed to be met on December 27, 2001 when provisional acceptance was granted.

Provisional and Final Acceptance

The agreement sets forth various requirements before provisional acceptance and final acceptance of the project would be made by the Company. The Company granted provisional acceptance on December 27, 2001. As part of a settlement agreement with Siemens Westinghouse, final acceptance was granted on March 12, 2003.

Because the Company has granted final acceptance on March 12, 2003, Siemens Westinghouse will have no liability to the Company for any amounts thereafter arising as performance guarantee payments, other than any interim period rebates that arose prior to the final acceptance, for failure of our facility to achieve any or all of the applicable performance guarantees other than modifications to the facility as set forth in our settlement agreement.

Project Completion

Project completion will be achieved under the construction agreement when:

•                  Final acceptance of our facility will have occurred and the performance guarantees with respect to our facility will have been achieved, or in lieu of achievement of the performance guarantees, applicable rebates under the construction agreement will have been paid, the Company will have elected final acceptance. Pursuant to our arbitration settlement agreement, the Company granted final acceptance on March 12, 2003;

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

Agreement Change Order No. 71 “Final Acceptance” referred to a list of outstanding technical issues that must be completed in order for Project Completion to occur. The nature of many of these issues is such that it is most economically feasible to complete them at the time of a hot gas path outage. There is no hot gas path outage expected until 2005. The successful completion of the outage and the technical issues should allow Project Completion to be granted.

When Siemens Westinghouse believes that it has achieved project completion, it must deliver to the Company a notice of project completion. If the Company is satisfied that the project completion requirements have been met, the Company must deliver to Siemens Westinghouse a project completion certificate. If reasonable cause exists for doing so, the Company must notify Siemens Westinghouse in writing that project completion has not been achieved, stating the reasons therefor. If the Company’s project completion has not been achieved as so determined by the Company, Siemens Westinghouse must promptly take such action or perform the additional services as will achieve project completion and must issue to the Company another notice of project completion. The procedure must be repeated as necessary until project completion is achieved.

Price Rebate for Failure to Meet Guarantees

Completion Dates

Siemens Westinghouse guarantees that (1) at least one of provisional acceptance, interim acceptance or final acceptance of our facility will be achieved on or before the guaranteed provisional acceptance date and (2) final acceptance of our facility will be achieved on or before the guaranteed final acceptance date.

If none of provisional acceptance, interim acceptance or final acceptance of our facility occurs by the date that is 45 days after the guaranteed provisional acceptance date, Siemens Westinghouse must pay the Company $110,000 per day for each day provisional acceptance, interim acceptance or final acceptance is later than the guaranteed provisional acceptance date, but in no event will the aggregate amount of the payments be greater than the Delay LD SubCap (the aggregate amount of which is equal to 20% of the contract price).

Siemens Westinghouse began paying liquidated damages of $110,000 per day beginning 45 days after the guaranteed provisional acceptance date of May 22, 2001. The liquidated damages ceased to accrue on December 27, 2001, the date upon which provisional acceptance was granted. At December 31, 2001, the Company had invoiced Siemens Westinghouse approximately $19.1 million. At December 31, 2002, Siemens Westinghouse had paid all liquidated damages invoiced to them.  These amounts were recorded as a reduction in the cost of the facility in 2001.

Performance Guarantees

Electrical Output

If the average net electrical output of our facility at provisional acceptance or interim acceptance, whichever is the earlier to occur, is less than the natural gas-based electrical output guarantee, then Siemens Westinghouse must pay the Company, as a rebate, for each day during the interim period, an amount equal to $0.22 per day for each kilowatt by which the average net electrical output is less than the natural gas-based electrical output guarantee. During performance testing output was calculated to be 37,854 kilowatts less than the natural gas-based electrical output guarantee. The daily charge for this amount was calculated at $8,328 per day.

At the conclusion of the April 2002 outage, Siemens-Westinghouse retested the facility and achieved no improvement in electrical output. The daily charge for electrical output shortfall remained at $8,328 per day through June 30, 2002.

Output was improved in July 2002 to 3,195 kilowatts less than the natural gas-based electrical output guarantee and accordingly the interim rebate was lowered to $645 per day on July 4, 2002, the day the Company began receiving higher capacity payments from Williams. This amount was invoiced to Siemens-Westinghouse until February 28, 2003 and recorded as other income.

Under the terms of the agreement, various provisions relating to electrical output performance provided either for a bonus to be paid by the Company to Siemens Westinghouse or for Siemens Westinghouse to pay the Company a rebate based on the outcome of those performance tests. As a result of our settlement agreement, however, Siemens Westinghouse is deemed to have met but not exceeded the performance guarantees and no bonus will be paid by the Company and no rebate will be paid by Siemens Westinghouse.

Heat Rate Guarantees

If the average net heat rate of our facility at provisional acceptance and/or interim acceptance, if having occurred before final acceptance, exceeds the natural gas-based heat rate guarantee, then Siemens Westinghouse must pay the Company, as a rebate, for each day during the interim period, an amount equal to $44 per day for each BTU/KwH by which the measured net heat rate is greater than the natural gas-based heat rate guarantee. During performance testing heat rate was calculated to be 162 BTU/KwH more than the natural gas-based heat rate guarantee. The daily charge for this amount was calculated at $7,116 per day.

At the conclusion of the April 2002 outage Siemens-Westinghouse retested the facility and achieved an improvement in heat rate. During performance testing heat rate was calculated to be 71 BTU/KwH more than the natural gas-based natural heat rate guarantee. The daily charge for this amount has been calculated at $3,118 per day. The improvement in heat rate commenced on May 23, 2002, and the lesser amount was invoiced to Siemens-Westinghouse from that date until February 28, 2003. This amount was invoiced to Siemens-Westinghouse until February 28, 2003 and recorded as other income.

For the twelve-month period ended December 31, 2003, the Company has invoiced Siemens Westinghouse approximately $222 thousand in electrical output and heat rate rebates for the months of January and February, 2003. The amounts invoiced to Siemens Westinghouse in 2003 have been paid by Siemens Westinghouse and are included in other income.  The electrical output and heat rate rebates have ceased pursuant to the terms of final acceptance granted in Agreement Change Order No. 71, dated March 12, 2003. At that time plant performance guarantees were deemed to have been met.

Under the terms of the agreement, various provisions relating to heat performance provided either for a bonus to be paid by the Company to Siemens Westinghouse or for Siemens Westinghouse to pay the Company a rebate based on the outcome of those performance tests. As a result of our settlement agreement, however, Siemens Westinghouse is deemed to have met but not exceeded the performance guarantees and no bonus will be paid by the Company and no rebate will be paid by Siemens Westinghouse.

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

•                  the Company’s project and its components must be free from all defects caused by errors or omissions in engineering and design, as determined by reference to prudent utility practices, and must comply with all applicable laws, all applicable permits, GPU Energy electrical interconnection requirements, the power purchase agreement operating requirements and the guaranteed emissions limits; and

•                  the completed project must perform its intended functions of generating electric energy and capacity as a complete, integrated operating system as contemplated in the construction agreement. If the Company notifies Siemens Westinghouse within 30 days after the expiration of the applicable warranty period of any defects or deficiencies discovered during the applicable warranty period, Siemens Westinghouse must promptly re-perform any of the services at its own expense to correct any errors, omissions, defects or deficiencies and, in the case of defective or otherwise deficient machinery, equipment, materials, systems supplies or other items, replace or repair the same at its own expense. Siemens Westinghouse warrants and guarantees that, to the extent the Company has made all payments then due to Siemens Westinghouse, title to the Company’s facility and all work, materials, supplies and equipment must pass to the Company free and clear of all liens, other than any permitted liens. Other than the warranties and guarantees provided in the construction agreement, there are no other warranties of any kind, whether statutory, express or implied relating to the services.

During the applicable warranty period, Siemens Westinghouse must promptly notify the Company of any engineering and design defects which are manifested in any of Siemens Westinghouse’s fleet of 501G combustion turbines under construction, start-up or testing or in operation during the warranty period and which could reasonably be expected to be common to the fleet or this facility. Upon the notification from Siemens Westinghouse of a fleet-wide or common defect and otherwise upon notification from us no later than 30 days after the expiration of the applicable warranty period of any defects or deficiencies in our project or any component, the Company must, subject to the provisions of the construction agreement, make the Company’s facility or the subject equipment available to Siemens Westinghouse for Siemens Westinghouse to re-perform, replace or, at its option, repair the same at its expense so that it is in compliance with the standards warranted and guaranteed, all in accordance with the construction agreement.

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

Scope Changes

The Company may order scope changes to the services, in which event one or more of the contract price, the construction progress milestone dates, the guaranteed completion dates, the payment and milestone schedule, the Company’s construction schedule and the performance guarantees will be adjusted accordingly, if necessary. All scope changes must be authorized by a scope change order and only the Company or its representative may issue scope change orders. As soon as Siemens Westinghouse becomes aware of any circumstances which it has reason to believe may necessitate a scope change, Siemens Westinghouse must issue to the Company a scope change order notice at its expense. If the Company desires to make a scope change, in response to a scope change order notice or otherwise, it must submit a scope change order request to Siemens Westinghouse. Siemens Westinghouse must promptly review the scope change order request and notify the Company in writing of the options for implementing the proposed scope change and the effect, if any, each option would have on the contract price, the guaranteed completion dates, the construction progress milestone dates, the payment and milestone schedule, the Company’s construction schedule and the performance guarantees. No scope change order will be issued and no adjustment of the contract price, the guaranteed completion dates, the construction progress milestone dates, the payment and milestone schedule, our construction schedule or the performance guarantees will be made in connection with any correction of errors, omission, deficiencies, or improper or defective work on the part of Siemens Westinghouse or any subcontractors in the performance of the services. Changes due to changes in applicable laws or applicable permits occurring after the date of the construction agreement must be treated as scope changes.

In December 2001, the Company reached an agreement with Siemens Westinghouse to eliminate the requirement to use fuel oil as a secondary fuel from the construction agreement. In a separate agreement, Williams agreed to eliminate the requirement to use fuel oil as a secondary fuel from the power purchase agreement contract. The result of the non-use of fuel oil will enhance the reliability of the plant as well as increase the efficiency of the plant.

Effect of Force Majeure Event

If and to the extent that any force majeure events affect Siemens Westinghouse’s ability to meet the guaranteed completion dates, or the construction progress milestone dates, an equitable adjustment in one or more of the dates, the payment and milestone schedule and our construction schedule must be made by agreement between the Company and Siemens Westinghouse. No adjustment to the performance guarantees and, except as otherwise expressly described below, the contract price must be made as a result of a force majeure event. If Siemens Westinghouse is delayed in the performance of the services by a force majeure event, then:

•                  to the extent that the delay(s) are, in the aggregate, six months or less, Siemens Westinghouse must absorb all of its costs and expenses resulting from the delay(s); and

•                  to the extent that the delay(s) are, in the aggregate, more than six months, Siemens Westinghouse must be reimbursed by the Company for those incremental costs and expenses resulting from the delay(s) which are incurred by Siemens Westinghouse after the six-month period.

Price Change

An increase or decrease in the contract price, if any, resulting from a scope change requested by the Company or made under the construction agreement must be determined, upon the mutual agreement of the parties.

Continued Performance Pending Resolution of Disputes

If a dispute arises regarding the amount of any increase or decrease in Siemens Westinghouse’s costs with respect to a scope change, Siemens Westinghouse must proceed with the performance of the scope change promptly following our execution of the corresponding scope change order.

If hazardous materials were not identified in an environmental site assessment report delivered by the Company to Siemens Westinghouse prior to the construction commencement date and were not brought onto the facility site by Siemens Westinghouse or any of its subcontractors, then Siemens Westinghouse will be entitled to a scope change under the construction agreement.

Risk of Loss

Until the risk transfer date, which was December 27, 2001, the date at which provisional acceptance was achieved, Siemens Westinghouse bore the risk of loss and full responsibility for the costs of replacement, repair or reconstruction resulting from any damage to or destruction of our facility or any materials, equipment, tools and supplies, which are purchased for permanent installation in or for use during construction of our facility. Since December 27, 2001, the risk transfer date with respect to the Company’s facility, the Company has born all risk of loss and full responsibility for repair, replacement or reconstruction with respect to any loss, damage or destruction to the Company’s facility.

Termination

Termination for Company’s Convenience

The Company may for its convenience terminate any part of the services or all remaining services at any time upon 30 days’ prior written notice to Siemens Westinghouse specifying the part of the services to be terminated and the effective date of termination. The Company may elect to suspend completion of all or any part of the services upon 10 days’ prior written notice to Siemens Westinghouse or, in emergency situations, upon prior notice as circumstances permit.

Termination by Contractor

If the Company fails to pay to Siemens Westinghouse any payment and its failure continues for 20 days, then (1) Siemens Westinghouse may suspend its performance of the services upon 10 days’ prior written notice to us, which suspension may continue until the time as the payment, plus accrued interest, is paid to Siemens Westinghouse, and/or (2) if the payment has not been made prior to the commencement of a suspension by Siemens Westinghouse under clause (1) above, Siemens Westinghouse may terminate the construction agreement upon 60 days’ prior written notice to the Company so long as the termination does not become effective if the payment, plus accrued interest, is made to Siemens Westinghouse prior to the end of the notice period. In the event of a suspension, an equitable adjustment to one or more of the contract price, the guaranteed completion dates, the construction progress milestone dates, the payment and milestone schedule and the Company’s construction schedule, and, as appropriate, the other provisions of the construction agreement that may be affected thereby, must be made by agreement between us and Siemens Westinghouse. If the Company has suspended completion of all or any part of the services in accordance with the construction agreement for a period in excess of two years in the aggregate, Siemens Westinghouse may, at its option, at any time thereafter so long as the suspension continues to give written notice to the Company that Siemens Westinghouse desires to terminate the suspended services. Unless the Company orders Siemens Westinghouse to resume performance of the suspended services within 10 days of the receipt of the notice from Siemens Westinghouse, the suspended services will be deemed to have been terminated by the Company for the convenience of Siemens Westinghouse. If the occurrence of one or more force majeure events prevents Siemens Westinghouse from performing the services for a period of 365 consecutive days, Siemens Westinghouse may, at its option, give written notice to the Company of its desire to terminate the construction agreement.

Consequences of Termination

•                  Upon any termination, unless the termination is pursuant to any default, Siemens Westinghouse will have been paid all amounts due and owing to it under the construction agreement and it is not deemed to constitute a waiver by Siemens Westinghouse of any rights to payment it may have as a result of a non-default related termination. In the event of a termination pursuant to a default, the Company may, at its option elect to have ourselves, or our designee, which may include any other affiliate of The AES Corporation or any third-party purchaser, (1) assume responsibility for and take title to and possession of our project and any or all work, materials or equipment remaining at the facility site and (2) succeed automatically, without the necessity of any further action by Siemens Westinghouse, to the interests of Siemens Westinghouse in any or all items procured by Siemens Westinghouse for the Company’s project and in any and all contracts and subcontracts entered into between Siemens Westinghouse and any subcontractor with respect to the equipment specified in the construction agreement with respect to any or all other subcontractors selected by us which are materially necessary to the timely completion of our project. Siemens Westinghouse must use all reasonable efforts to enable the Company, or its designee, to succeed to Siemens Westinghouse’s interests thereunder.

•                  If any termination occurs, the Company may, without prejudice to any other right or remedy it may have, at its option, finish the services by whatever method it may deem expedient.

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

The Company’s Rights and Remedies

If Siemens Westinghouse is in default of its obligations, the Company will have any or all of the following rights and remedies, in addition to any other rights and remedies that may be available to it under the construction agreement or at law or in equity, and Siemens Westinghouse will have the following obligations:

•                  The Company may, without prejudice to any other right or remedy it may have under the construction agreement or at law or in equity, terminate the construction agreement in whole or in part immediately upon delivery of notice to Siemens Westinghouse. In case of partial termination, the parties must mutually agree upon a scope change order to make equitable adjustments, including the reduction and/or deletion of obligations of the parties commensurate with the reduced scope Siemens Westinghouse must have after taking into account the partial termination, to one or more of the guaranteed completion dates, the construction progress milestone dates, the contract price, the payment and milestone schedule, our construction schedule, the performance guarantees and the other provisions of the construction agreement which may be affected thereby, as appropriate. If the parties are unable to reach mutual agreement as to the scope change order and the dispute resolution procedures described in the construction agreement are invoked, the procedures must give due consideration to customary terms and conditions under which Siemens Westinghouse has entered into subcontracts with third party prime contractors covering services substantially similar to those services which are not being terminated.

•                  If requested by the Company, Siemens Westinghouse must withdraw from the facility site, must assign to the Company its subcontracts, to the extent permitted therein, as the Company may request, and must remove the materials, equipment, tools and instruments used by, and any debris and waste materials generated by, Siemens Westinghouse in the performance of the services as the Company may direct, and the Company, without incurring any liability to Siemens Westinghouse (other than the obligation to return to Siemens Westinghouse at the completion of the Company’s project the materials that are not consumed or incorporated into the Company’s project, solely on an “as is, where is” basis without any representation or warranty of any kind whatsoever) may take possession of any and all designs, drawings, materials, equipment, tools, instruments, purchase orders, schedules and facilities of Siemens Westinghouse at the facility site that the Company deems necessary to complete the services.

Assignment

Generally, neither the Company nor Siemens Westinghouse will have any right to assign or delegate any of their respective rights or obligations under the construction agreement either voluntarily or involuntarily or by operation of law.

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

•                  provide miscellaneous hardware;

•                  provide the Company with material safety data sheets for all hazardous materials Siemens Westinghouse intends to bring/use on the facility site;

•                  provide the services of a maintenance program engineer to manage the combustion turbine maintenance program; and

•                  provide TFA Services.

•                  The Company is responsible for, among other things:

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

The Company and Siemens Westinghouse have jointly developed the scheduled outage plan. The scheduled outage plan is consistent with the terms and conditions of the power purchase agreement.

Early Replacement

If it is determined that due to normal wear and tear a program part(s) for the combustion turbine has failed or will not last until the next scheduled outage, and the part has to be repaired before the scheduled replacement period, Siemens Westinghouse will replace the program part by moving up a new program part which is otherwise scheduled to be delivered at a later date. The contract price for the replacement will not be affected if the replacement date is less than or equal to one year earlier than the scheduled outage during which the program part was scheduled to be replaced. If the actual replacement date for a program part is more than one year earlier than the scheduled outage at which point the program part was scheduled to be replaced, the early replacement will result in an adjustment to the payment schedule. Siemens Westinghouse has the final decision with regard to the replacement or refurbishment associated with any program part. If the Company disputes Siemens Westinghouse’s decision, the Company may seek to resolve the dispute in accordance with the dispute resolution procedures discussed below.

Parts Life Credit

After applicable warranty periods described in the maintenance services agreement and the construction agreement, Siemens Westinghouse will provide a parts life credit if a program part requires replacement due to normal wear and tear prior to meeting its expected useful life. Siemens Westinghouse has the final decision with regard to actual parts life and the degree of repair or refurbishment associated with any program parts. The parts life credit will be calculated in terms of EBHs and equivalent starts. The price of the replacement part will be adjusted for inflation. If the Company disputes Siemens Westinghouse’s decision, the Company may seek to resolve the dispute in accordance with the dispute resolution procedures discussed below.

Contract Price and Payment Terms

Siemens Westinghouse will invoice the Company monthly and payments are then due within 25 days. The fees assessed by Siemens Westinghouse will be based on the number of EBHs accumulated by the applicable combustion turbine as adjusted for inflation. The contract price will be the aggregate number of fees as adjusted plus any additional payment amount mutually agreed to by the parties under a change order.

Unscheduled Outages and Unscheduled Outage Work

If during the term of the maintenance services agreement an unscheduled outage occurs resulting from (1) the non-conformity of new program parts; (2) the failing of a shop repair; (3) a program part requiring replacement due to normal wear and tear prior to achieving its expected life in terms of EBHs or equivalent starts; or (4) the failure of a service, performed by Siemens Westinghouse, the Company must hire Siemens Westinghouse, to the extent not supplied by Siemens Westinghouse as a warranty remedy under Siemens Westinghouse’s warranties under the maintenance services agreement to supply any additional parts, miscellaneous hardware, shop repairs and TFA Services under a change order. The Company will be entitled to any applicable parts life credit with respect to program parts as well as a discount for TFA services. If the unscheduled outage occurs within a specified number of EBHs of a scheduled outage and it was anticipated that the additional parts, miscellaneous hardware, shop repairs and TFA services to be used in the unscheduled outage were to be used during the upcoming scheduled outage, the upcoming Scheduled outage must be moved up in time to become the unscheduled outage/moved-up scheduled outage. The Company will not be required to pay any additional money for the program parts, miscellaneous hardware, shop repairs and TFA Services.

If any program parts are delivered by Siemens Westinghouse within 15 days of receipt of the change order, the Company will pay to Siemens Westinghouse the price for the program part described in the maintenance services agreement plus a specified percentage. Any program part delivered after 30 days of the change order will cost the Company the price described in the maintenance services agreement minus a specified percentage.

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

In addition, Siemens Westinghouse warrants any program part removed during a scheduled outage and delivered by the Company to the designated facility for repair will be repaired and delivered by Siemens Westinghouse within 26 weeks. If Siemens Westinghouse does not deliver the program part within this time frame or does not provide a new program part in lieu of the program part being shop repaired and an outage occurs which requires a program part, Siemens Westinghouse will pay us liquidated damages for each day the program part is not repaired and delivered the aggregate of which liquidated damage payments must not exceed a maximum annual cap. If upon reaching the maximum cap on aggregate liquidated damages, Siemens Westinghouse still has not repaired and delivered the program part, the Company may elect to terminate the maintenance services agreement because Siemens Westinghouse will be considered to have failed to perform its material obligations.

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

Termination

The Company may terminate the maintenance services agreement if:

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

•                  the Company terminates the construction agreement due to the contractor’s default thereunder or due to its inability to obtain construction financing or environmental operating permits; or

•                  the contractor terminates the construction agreement for any reason other than our default thereunder.

Notwithstanding the preceding, the Company may terminate the maintenance services agreement at any time for its convenience following the completion of the first major outage of both combustion turbines. In addition, the maintenance services agreement will automatically terminate if:

•                  the Company terminates the construction agreement for reasons other than (1) the default of the contractor and (2) our inability to obtain permits for our project; or

•                  the contractor terminates the construction agreement for our default thereunder. If the termination occurs, Siemens Westinghouse must discontinue any work or services being performed and continue to protect our property. Siemens Westinghouse must transfer title to and deliver any new program parts and miscellaneous hardware already purchased by us. The Company must pay Siemens Westinghouse those amounts owed at the time of termination.

Limitation of Liability

The Company agreed that the remedies provided in the maintenance services agreement are exclusive and that under no circumstances must the total aggregate liability of Siemens Westinghouse during a given year exceed 100% of the contract price payable to Siemens Westinghouse for that given year under the maintenance services agreement. The Company further agreed that under no circumstances must the total aggregate liability of Siemens Westinghouse for liquidated damages during a given year exceed a specified percentage of the contract price payable to Siemens Westinghouse for that given year under the maintenance services agreement. The Company further agreed that under no circumstances must the total aggregate liability of Siemens Westinghouse exceed a specified percentage of the contract price payable to Siemens Westinghouse under the maintenance services agreement.

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

If a delay in performance is excusable due to a force majeure, the date of delivery or time for performance of the work will be extended by a period of time reasonably necessary to overcome the effect of the force majeure and if the force majeure lasts for a period longer than 30 days and the delay directly increases Siemens Westinghouse’s costs or expenses, the Company, after reviewing Siemens Westinghouse’s additional direct costs and expenses, will reimburse Siemens Westinghouse for its reasonable additional direct costs and expenses incurred after 30 days from the beginning of the force majeure resulting from the delay.

Interconnection Agreement

The Company has entered into a Generation Facility Transmission Interconnection Agreement, dated as of March 23, 1999, with GPU Energy for the installation, operation and maintenance of the facilities necessary to interconnect our facility to the transmission system of GPU Energy. Under the interconnection agreement, the Company and GPU Energy will construct, own, operate and maintain the interconnection facilities. The Company will be responsible for all of the costs of construction, operation and maintenance of the interconnection facilities, including those owned by GPU Energy.

The interconnection facilities and protective gas apparatus needed to generate and deliver net electric and/or ancillary services to the electric delivery point were completed in 2001, as required under the power purchase agreement.

Scope

The interconnection agreement became effective on March 23, 1999 (the effective date established by FERC), and will continue in full force and effect until a mutually agreeable termination date not to exceed the retirement date for the Company’s facility.

The Company’s Obligations

At December 31, 2003, the Company owned, operated and maintained a portion of the interconnection facilities, including, but not limited to, a 230 kV switchyard, including generator step up transformers, instrument transformers, revenue metering, power circuit breakers, control and protective relay panels, supervisory control and data acquisition equipment, and protective relaying equipment.

The Company reimbursed GPU Energy for its actual costs of installing the interconnection facilities. The Company’s payments to GPU Energy have consisted of an advance payment of $500,000 on the execution date of the interconnection agreement, another payment of $40,000 within 30 days of the execution date of the interconnection agreement (for work undertaken by GPU Energy prior to December 17, 1998), a payment of $1,000,000 at financial closing, June 25, 1999, and monthly invoices for the work performed.

The Company is obligated to modify our portion of the interconnection facilities as may be required to conform to changes in good utility practice or as required by PJM.

The Company is obligated to keep our facility insured against loss or damage in accordance with the minimum coverages specified in the interconnection agreement.

Operation and Maintenance of Interconnection Facilities

The parties are obligated to operate and maintain their respective portions of the interconnection facilities in accordance with good utility practices and the requirements and guidelines of PJM and GPU Energy.

GPU Energy will have the right to disconnect the Company’s facility from its transmission system and/or curtail, interrupt or reduce the output of the Company’s facility when operation of the Company’s facility or the interconnection facilities adversely affects the quality of service rendered by GPU Energy or interferes with the safe and reliable operation of its transmission system or the regional transmission system. GPU Energy, however, is obligated to use reasonable efforts to minimize any disconnection, curtailment, interruption or reduction in output.

In accordance with good utility practice, GPU Energy may remove the interconnection facilities from service as necessary to perform maintenance or testing or to install or replace equipment on the interconnection facilities or the transmission system. GPU Energy is obligated to use due diligence to restore the interconnection facilities to service as promptly as practicable.

In addition, if the Company fails to operate, maintain, administer, or insure our facility or its portion of the interconnection facilities, GPU Energy may, following 30 days’ notice and opportunity to cure the failure, disconnect the Company’s facility from the transmission system.

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

Upon an event of default, the non-defaulting party may give notice of the event of default to the defaulting party. The defaulting party will have 60 days following the receipt of the notice to cure the default or to commence in good faith the steps necessary to cure a default that cannot be cured within that 60-day period. If the defaulting party fails to cure its default within 60 days or fails to take the steps necessary to cure a default that cannot be cured within a 60-day period, the non-defaulting party will have the right to terminate the interconnection agreement. GPU Energy will have the right to operate and/or to purchase specific equipment, facilities and appurtenances from the Company that are necessary for GPU Energy to operate and maintain its transmission system if (1) the Company commences bankruptcy proceedings or petitions for the appointment of a trustee or other custodian, liquidator, or receiver, (2) a court issues a decree for relief of the Company or appoints a trustee or other custodian, liquidator, or receiver for the Company or a substantial part of the Company’s assets and the decree is not dismissed within 60 days or (3) the Company ceases operation for 30 consecutive days without having an assignee, successor, or transferee in place.

Operations Agreement

The Company entered into a Development and Operations Services Agreement, dated as of June 1, 1999, with AES Prescott by which AES Prescott is providing development and construction management services and, after the commercial operation date, operating and maintenance services for our facility for a period of 27 years. Under the operations agreement, AES Prescott is responsible for, among other things, preparing plans and budgets related to start-up and commercial operation of the Company’s facility, providing qualified operating personnel, making repairs, purchasing consumables and spare parts (not otherwise provided under the maintenance services agreement) and providing other services as needed according to industry standards. During fiscal year 2003, AES Prescott was compensated for the services on a cost plus fixed-fee basis of approximately $425,000 per month.  The fee is adjusted annually by the change in Gross Domestic Product, Implicit Price Deflator.  Total fees paid by the Company were $5.1 million and $5.0 million for the years ended December 31, 2003 and 2002, respectively.  Under the services agreement between AES Prescott and The AES Corporation, The AES Corporation provides to AES Prescott all of the personnel and services necessary for AES Prescott to comply with its obligations under the operations agreement.

Effluent Supply Agreement

The Company, as assignee of AES Ironwood, Inc., has entered into an Effluent Supply Agreement, dated as of March 3, 1998, with the City of Lebanon Authority, by which City of Lebanon Authority will provide effluent to be used by the Company at the electric generating facility to be constructed in South Lebanon Township, Pennsylvania.

Supply of Effluent

Subsequent to completion of the pipeline connecting the Company’s facility with the wastewater treatment facility owned and operated by City of Lebanon Authority and throughout the term of the effluent supply agreement, City of Lebanon Authority must make available to the Company a supply of effluent not less than 2,160,000 gallons per day. In the event of a shortfall, the Company may elect to accept potable water from City of Lebanon Authority in accordance with the effluent supply agreement. The Company will not be obligated to purchase any minimum amount of effluent and will be entitled to seek and obtain water from other available sources. City of Lebanon Authority must use its best efforts to comply with requests by the Company for excess effluent, which must not exceed (1) 4,600,000 gallons per day or (2) 1,679,000,000 gallons per calendar year. In addition, City of Lebanon Authority must use its best efforts to meet the Company’s minimum effluent requirements.

Compensation

The Company is obligated to pay City of Lebanon Authority monthly for all effluent delivered to the point of delivery during the prior month. The base rate for effluent supplied is:  (1) for 0 to 2,160,000 gallons per day, $0.29 per thousand gallons and (2) for 2,160,000 or greater gallons per day, $0.21 per thousand gallons, which rates are subject to annual adjustments for inflation.

Pipeline and Real Estate Rights

The Company was solely responsible, at its cost and expense, for constructing and installing the pipeline.

The Company and City of Lebanon Authority cooperated in good faith to obtain the necessary real estate rights for constructing, operating, maintaining and accessing the pipeline.

Operation and Maintenance

The City of Lebanon Authority must operate and maintain the pipeline in accordance with the effluent supply agreement, and as compensation. The Company must pay to The City of Lebanon Authority $18,250 per year, which amount will be subject to annual adjustment for inflation.

Capital Improvements

The effluent supply agreement provides for capital improvements.

Potable Water

The City of Lebanon Authority must make available to the Company on a continuous basis a potable water supply of not less than 50 gallons per minute. The Company will not be obligated to purchase a minimum amount of potable water, but must pay the City of Lebanon Authority for potable water accepted at the potable delivery point at the rate applicable to the Company described in City of Lebanon Authority’s applicable rate schedule.

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

Term

The term of the effluent supply agreement will be 25 years unless terminated early as a result of (1) the Company’s inability to obtain financing for the Company’s project; (2) the Company’s inability to obtain necessary approvals to construct and operate the Company’s project; (3) failure by the Company to deliver the commencement notice by December 31, 2004, or (4) the occurrence of any event of default.

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

Pennsy Supply Agreements

The Company, as assignee of AES Ironwood, Inc., entered into an Agreement Relating to Real Estate, dated as of October 22, 1998, with Pennsy Supply, Inc. under which Pennsy Supply has agreed to grant to the Company specific easements and the right to pump water from Pennsy Supply-owned property. The easements, which are primarily for access and utility purposes, would run from property owned by the Company, on which it will develop and construct its electric generating facility, across property owned by Pennsy Supply and require that the Company’s property be used as a power plant. Pennsy Supply has also agreed to grant to the Company easements with respect to storm-water facilities and construction of a rail spur. Pennsy Supply will make water available to the Company during construction and testing of its facility and for as long as the Company operates our facility. The Company will bear all costs and expenses with respect to water-pumping. In consideration for the easements and the water-pumping rights, the Company has agreed to convey to Pennsy Supply title to a parcel of land adjacent to the property owned by the Company.

The Company also entered into an Easement and Right of Access Agreement, dated as of April 15, 1999, with Pennsy Supply under which Pennsy Supply has granted the Company the rights and easements referred to in the prior paragraph as well as specific other rights and easements required by the Company for the construction and operation of its facility.

ITEM 2.          Properties

The Company’s principal property is the land for the facility site, which it owns, and the completed power plant. The facility site is located in South Lebanon Township, Lebanon County, Pennsylvania on an approximately 35-acre parcel of land. The Company has access, utility, drainage and construction easements across neighboring property. The Company is able to use these easements as long as there is no default under the agreements with the owner of the adjacent property and the Company is using the facility site for a power plant. The Company has title insurance in connection with its property rights. In June and December 2001, the Company purchased two parcels of land of approximately 15 acres, contiguous to the existing property for approximately $619,000.

Under certain financing documents, the Company’s rights and interests in our property rights are encumbered by mortgages, security agreements, collateral assignments and pledges for the benefit of the bondholders and other senior creditors.

The Company’s facility consists of a 705 megawatt (net) gas-fired combined cycle electric generating facility. The plant became operational with commercial acceptance on December 28, 2001.

The Company’s facility was designed, engineered, procured and constructed for the Company by Siemens Westinghouse under a fixed-price construction agreement. Among other components, our facility uses two Siemens Westinghouse model 501G combustion turbines with hydrogen-cooled generators, two unfired heat recovery steam generators and one multi-cylinder steam turbine with a hydrogen-cooled generator. Siemens Westinghouse has provided the Company with specific combustion turbine maintenance services and spare parts for an initial term of between eight and ten years, depending on the timing of scheduled outages, under a maintenance services agreement. Under the power purchase agreement, Williams or its affiliates will supply fuel necessary to allow the Company to provide capacity, fuel conversion and ancillary services to Williams. AES Prescott, the operator, will provide development, construction management and operations and maintenance services for our facility under an operations agreement. The Company will provide installation, operation and maintenance of facilities necessary to interconnect our facility to the transmission system of GPU Energy, under an interconnection agreement.

ITEM 3.          Legal Proceedings

Developments Relating to Siemens Westinghouse

The Company previously had a dispute with Siemens Westinghouse over which party was responsible for the payment of the cost of electricity and natural gas used by the project during certain periods prior to the December 28, 2001 commercial acceptance.  On March 12, 2003, the Company entered into a settlement agreement with Siemens Westinghouse entitled “Agreement Change Order No. 71” concerning final acceptance.  This agreement became effective as of that date and final acceptance was granted by us as of that date.

The terms of the agreement include but are not limited to the following items:

The Company agreed not to pursue the cost of electricity and natural gas used by the project during certain periods prior to the December 28, 2001 commercial acceptance date. These costs totaled approximately $10.7 million, and were included in accounts receivable. This amount was originally recorded as a reduction in the cost of the facility in the 2001 financial statements.

The Company agreed to pay approximately $156,000 in respect of an outstanding amount claimed by Siemens Westinghouse regarding an April 2002 outage to test and inspect the facility. This amount was included in the Company’s calculation of the April outage and was recorded in Accounts Payable.  Siemens Westinghouse waived their right to receive any payments with respect to a milestone payment of $2.2 million and to the retainage amounts relating to performance guarantees of $12.1 million held by the Company. Additionally, Siemens Westinghouse made a payment of $4.8 million to the Company in respect of items related to final acceptance.  This amount was recorded as a reduction in the cost of the facility.  The financial impact from the settlement has been recorded in our financial statements as of December 31, 2002.  The effect of this settlement for fiscal year 2002 was a reduction of insurance expense of $291,000 and a $182,000 reduction of depreciation expense as a result of the reduction in facility cost.

Developments Relating to Williams

The Company has ongoing disputes, including an arbitration with Williams, relating to the parties power purchase agreement.  The arbitration was bifurcated into two phases, and an award was issued on Phase I on February 3, 2004.  The primary issue in Phase I related to various aspects of the availability of the Facility for the year ended December 31, 2002, including disputes over the amount of any availability bonus or penalty.  Phase II of the arbitration involves a dispute concerning the proper duration of facility start-ups and shutdowns, including fuel used during start-ups and shutdowns.  While Phase I of the arbitration was limited to billing disputes in 2002, many of the same issues are disputed between the parties for 2003 billings.

The arbitral panel’s award on Phase I of the arbitration found that Williams had misapplied the applicable rules of PJM Interconnection, L.L.C. in the billing dispute with the Company over the availability of the facility.  The panel declined, however, to decide the facility’s availability during 43 disputed maintenance events.  Instead, it encouraged the parties to reach a mutual resolution of the disputed events by applying the correct PJM rule and, failing mutual agreement, to submit the dispute to a third party engineer for resolution.  The parties are currently discussing possible resolution of the disputed events, and anticipate submitting any events that cannot be resolved by mutual agreement to a third party.  Until the matter is fully resolved, the availability of the facility, and certain payments that are calculated based on availability, cannot be determined.  However, based on the panel’s Award and its negotiations with Williams, the Company anticipates it will be paid some portion of its claimed availability bonus for 2002 and 2003 and does not owe an amount for annual availability capacity adjustment or fuel conversion volume rebate.

Also as a result of the panel’s Phase I Award, the Company will begin pre-funding a cash account on a quarterly basis to reflect the maximum amount of a fuel conversion volume rebate that might be payable to Williams if the facility operates the requisite number of hours to earn the maximum rebate available under the power purchase agreement.  The maximum theoretical amount of the fuel conversion volume rebate is $1.7 million, but the account will not be fully funded during the course of the year if the facility is not operated a sufficient number of hours to achieve the maximum fuel conversion volume rebate.  Depending on the amount of facility operation, the Company may be entitled to withdraw some of the funds deposited into the account during the second half of its fiscal year.  Based on the arbitral award, the Company does not anticipate any payment for a fuel conversion volume rebate will be due for 2002 or 2003. The funds will be recorded as restricted cash.

On March 12, 2004 the parties have settled Phase II of the arbitration between the Company and Williams, which involved Williams’ claims that the duration of start-ups and shutdowns should be shortened, with a corresponding reduction in the volume of fuel consumed during such operations.  The settlement resolves and releases, without any payment by the Company, Williams’ claim that it should be reimbursed retroactively to the date of commercial operation for excess fuel allegedly consumed during start-ups and shutdowns.  An agreed order of dismissal has been submitted requesting the arbitral panel to dismiss Phase II of the arbitration with prejudice.  The settlement of Phase II has no impact on Phase I of the arbitration.  The parties continue to negotiate in an effort to settle issues left unresolved by the Award in Phase I.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable pursuant to General Instruction I of the Form 10-K.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no market for the Company’s equity interests. All of the Company’s member interests are owned by its parent, AES Ironwood, Inc., a subsidiary of The AES Corporation. During December 2002 the Company declared and paid $4.3 million in dividends to AES Ironwood, Inc. The documents pertaining to the financing of the Company indicate certain prerequisites for the payment of dividends. Among these are:  project accounts have been established, no event of default has occurred and is continuing, the commercial operation date has occurred and the senior debt coverage ratio as defined in the agreement is 1.2 to 1 or better. As the coverage ratio was not met for the year ended 2003, no such dividends were declared or paid in 2003.

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

During 2003 the PJM power pool market, into which our facility’s generation is distributed, experienced a general decline in the amount paid for electricity. This, in combination with a marked increase in the cost of natural gas, was a major factor in Williams’ decision to dispatch our facility on a very limited basis. During 2003, our facility was called on to generate only 10.9% of the year as compared to 28.4% during 2002. Revenue from capacity payments will be the same during the life of the power purchase agreement (see Note 3). Payments for fuel conversion services are expected to vary with dispatch notices from Williams. We would expect to generate greater revenues from fuel conversion services during periods of greater dispatch. Since revenue from capacity payments comprises most of our revenues, a change from year to year in dispatch percentage may not have an equal effect on total revenue.

The result of this lower dispatch resulted in much lower payments for fuel conversion services. We believe that the fixed capacity payments are sufficient to meet the cash demands of our business, but we require the additional revenue from such fuel conversion services to be profitable.

The projection for 2004 based on dispatch profiles from Williams, is that we will operate approximately 20.0%. During January 2004 we did not operate; however we were dispatched in February, a month in which we typically do not expect to operate.

We are concerned that Williams will not dispatch our facility in a manner that would increase our profitability. As a result, our management is researching ways to enhance our facility’s performance. Any savings in starting the facility or improved performance will also benefit Williams, with the result that Williams would find it more economically feasible to dispatch our facility.

Equity Contributions

Under an Equity Subscription Agreement, AES Ironwood, Inc. was obligated to contribute up to approximately $50.1 million in the form of either subordinated debt or equity to us to fund project costs. In 2001 AES Ironwood, Inc. provided a $30 million subordinated loan to us under the equity subscription agreement. In January 2002, the $30 million payable to AES Ironwood, Inc. was converted to an equity contribution. As of December 31, 2002 AES Ironwood, Inc. had made net contributions to us of $38.8 million.  Approximately $9.1 million of the remaining contribution was supported by a surety bond until June 25, 2002, when the surety bond expired. At that time the surety bond was replaced by an acceptable letter of credit in the amount of $9.1 million. The need for the letter of credit ceased with the granting of final acceptance on March 12, 2003. We notified the collateral agent and they have released us of this requirement.

Results of Operations

For the years ended December 31, 2003, 2002 and 2001, operating revenues were approximately $50.1 million, $51.9 million and $1.2 million respectively. Operating revenues consist of capacity payments of approximately $4.0 million per month. Consistent with our revenue recognition policy discussed in Note 3 to the financial statements, a portion of the amount collected has been deferred. The remaining revenue consists of fuel conversion and heat rate bonus payments. Operating revenues in 2003 and 2002 reflect full years of operation. Operating revenues in 2001 reflected operation for a portion of the month of December.

For the years ended December 31, 2003, 2002 and 2001, depreciation expense was approximately $10.6 million, $10.1 million and $85,000 respectively. Depreciation expense in 2003 and 2002 reflects full years of operation. Depreciation expense in 2001 reflected operation for a portion of the month of December.

For the years ended December 31, 2003, 2002 and 2001, operating fees were approximately $5.1 million, $5.0 million and $0 respectively. Operating fees in 2003 and 2002 reflect full years of operation. Operating fees in 2001 reflected operation for a portion of the month of December and operating expenses that were not capitalized as part of the construction of the facility.

For the years ended December 31, 2003, 2002 and 2001, operating costs were approximately $5.8 million, $5.4 million and $0 respectively. Operating costs in 2003 and 2002 reflect full years of operation. Operating costs in 2001 reflected operation for a portion of the month of December and management services and fees that were not capitalized as part of the construction of the facility.

For the years ended December 31, 2003, 2002 and 2001, general and administrative costs of $9.3 million, $10.6 million and $374,000, respectively, were incurred. These were costs that did not directly relate to construction and are included as expenses in the Statement of Operations. The decrease from December 31, 2003 to December 31, 2002 is due to lower costs for cost of fuel oil sales, contributions, legal expense, and bad debt expense, partially offset by higher costs for insurance. The amounts in 2003 and 2002 reflect the impact of a full year of operation compared to operation for a portion of the month of December in 2001.

For the years ended December 31, 2003, 2002 and 2001 loss on disposal of assets was $978,000, $0, and $0 respectively. Two assets were sold at a loss during 2003. Emission credits, included in other assets, were sold to AES Eastern Energy, L.P., an indirect wholly owned subsidiary of The AES Corporation at a fair market price resulting in a net loss of $431 thousand.  Additionally, a vehicle was sold at a loss of $111 thousand. During 2002 we commenced installation of an auxiliary boiler to increase the efficiency of the facility. The arbitration settlement of March 2003 determined that we have no obligation to install the auxiliary boiler as there would be no economic benefit produced by its installation. On July 24, 2003, the Company entered into a contract with a sales assistance company to facilitate the sale of the boiler. Total costs associated with the auxiliary boiler were approximately $886,000. The fair value less selling costs of the auxiliary boiler is $450,000 and is included in asset held for sale. Approximately $436,000 has been expensed and is included in loss on disposal of assets in the statement of operations.

For the years ended December 31, 2003, 2002 and 2001, interest expense was approximately $27.0 million, $27.2 million and $153,000 respectively. The increase for 2003 and 2002 versus 2001 reflects the impact of a full year of operation in 2003 and 2002 compared to operation for a portion of the month of December in 2001. Prior to commercial operations, all interest was capitalized.

For the years ended December 31, 2003, 2002 and 2001, the interest income earned on invested funds was approximately $84,000, $138,000 and $489,000, respectively.

Other income in 2003 consisted of $222,000 from Siemens Westinghouse relating to their payment of performance guarantees and $10,000 from the sale of excess fuel compared to $3.5 million from Siemens Westinghouse relating to their payment of performance guarantees and $1.3 million from the sale of excess fuel in 2002.

For the year ended 2003, we had a net loss of $8.3 million versus net loss of $1.6 million for 2002.  For fiscal year 2001, we had a net income of $1.0 million. The increased net loss for 2003 is primarily attributable to Williams dispatching the facility 10.9% during 2003 compared 28.4% in 2002, the absence of the $3.5 million payment from Siemens Westinghouse we received in 2002 in respect of heat rate and output rebates and the absence of $1.3 million from the sale of excess fuel in 2002. Additionally, we incurred increased expenses due to arbitration, higher security costs, and other smaller operating items. The facility was in operation for a portion of December 2001. Revenue from capacity payments will be the same during the life of the power purchase agreement (see Note 3). Payments for fuel conversion services are expected to vary with dispatch notices from Williams. We would expect to generate greater revenues from fuel conversion services during periods of greater dispatch. Since revenue from capacity payments comprises most of our revenues, a change from year to year in dispatch percentage may not have an equal effect on total revenue.

Liquidity and Capital Resources

The minimum cash flow from Williams under the power purchase agreement is approximately $4.0 million per month or approximately $48 million annually. Net operating cash outflows are approximately $1.3 million per month. The balance left will provide for senior debt interest and principal payments. We expect that current dispatch scenarios from Willams will yield cash flows in 2004 similar to 2003. Consistent with our revenue recognition policy discussed in Note 3 to the financial statements, a portion of the amount collected has been deferred. Additionally, a significant monthly expenditure is for payment of our long term service agreement with Siemens Westinghouse. This agreement provides that we pay approximately $400 per gas turbine per equivalent operating hour. In the event we are not required to dispatch the facility, there is no charge. While operating at base load, the estimated monthly payment for the long term service agreement could be as much as $450,000. We believe that our cash flows are sufficient to fund our future operations and to satisfy our outstanding obligations.

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

For the years ended December 31, 2003 and 2002 cash provided from operating activities was approximately $4.6 million and $5.9 million respectively.  Additions to net income to arrive at cash provided from operating activities include such non-cash expenses as depreciation and amortization of deferred financing costs.  For the years ended December 2003 and 2002 depreciation expense was $10.6 million and $10.1 million respectively and amortization expense for the years ended December 31, 2003 and 2002 was $137,000 and $145,000 respectively.

For the year ended December 31, 2003 net cash provided by investing activities was $3.4 million compared to net cash used in investing activities of $17.2 million for the year ended December 31, 2002. The amount in 2002 was due the terms of Agreement Change Order 71, of final acceptance (See Note 8). As part of the agreement, approximately $11.1 million of retainage originally due to Siemens Westinghouse was reversed.

For the years ended December 31, 2003 and 2002 net cash used in financing activities was approximately $6.8 million compared to net cash provided by financing activities of $4.9 million for the year ended December 31, 2002.  The higher amount of cash used in 2003 was due to higher bond principle payments and a full years payment of a note payable for financed insurance costs.  Additionally, in 2002 there was a capital contribution of $8.8 million offset by dividends paid of $4.3 million.

We believe that cash flows from the sale of electricity and/or minimum capacity payments under the power purchase agreement and funds available to be drawn under the debt service reserve letter of credit and the power purchase letter of credit will be sufficient to pay project costs, including ongoing expenses and principal and interest on our senior secured bonds as described above and fund costs of our commercial operations.  These beliefs are subject to certain assumptions, risks and uncertainties, including those set forth above under the caption “Cautionary Note Regarding Forward-Looking Statements” and there can be no assurances.

Cash balances at December 31, 2003 and 2002 are as follows:

Unrestricted Cash (balance in 000’s)	December 31, 2003	December 31, 2002
Checking account – general	$21	$25
Cash Management Account	389	355
Revenue Account	1,953	537
Distribution Account	3	—
Operating and Maintenance Account	—	171
Total Unrestricted Cash	$2,366	$1,088

Restricted Cash (balances in 000’s)	December 31, 2003	December 31, 2002
Bond Interest Account	$2,241	$2,289
Bond Principal Payment Account	535	499
Operating and Maintenance Account	1,047	0
Major Maintenance Reserve Account	707	707
Debt Reserve LOC Account	26	26
Construction Account	—	2,282
Total Restricted Cash	$4,556	$5,803

Concentration of Credit Risk in Williams and Affiliates

Williams currently is our sole customer for purchases of capacity, ancillary services, and energy, and our sole source for fuel. Williams’ payments under the power purchase agreement are expected to provide all of our revenues during the term of the power purchase agreement. It is uncertain whether we would be able to find another purchaser or fuel source on similar terms for our facility if Williams were not performing under the power purchase agreement. Any material failure by Williams to make capacity and fuel conversion payments or to supply fuel under the power purchase agreement would have a severe impact on our operations. The payment obligations of Williams under the power purchase agreement are guaranteed by The Williams Companies, Inc. The Guaranty by The Williams Companies, Inc., dated June 25, 1999 indicated the total aggregate liability to be approximately $408 million; as reduced from time to time as provided by a reduction schedule described in the guaranty (“Guaranty Cap”). At December 31, 2003, this amount was approximately $402 million.

Under the power purchase agreement, in the event that S&P or Moody’s rate the long term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The Williams Companies, Inc., or an affiliate thereof, is required to replace The Williams Companies, Inc. guarantee with an alternative security that is acceptable to us. According to published sources, on July 23, 2002, S&P lowered the long term senior unsecured debt rating of The Williams Companies, Inc. to “BB-” from “BBB-”, and further lowered such rating to “B” on July 25, 2002. On May 23, 2003 S&P upgraded the rating to “B+” with a negative outlook.   According to published sources, on July 24, 2002, Moody’s lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to “B1” from “Baa3.”  According to published sources, this rating was further lowered on November 22, 2002 to “Caa1” by Moody’s, and then upgraded to “B3” on June 4, 2003.  Accordingly, The Williams Companies, Inc.’s long term senior unsecured debt is currently rated below investment grade by both S&P and Moody’s.

In an action related to the ratings downgrade of The Williams Companies, Inc., S&P lowered its ratings on the our senior secured bonds to “BB-” from “BBB-” on July 26, 2002, and placed the rating on credit watch. On December 10, 2003 S&P lowered its ratings on our senior secured bonds to “B+” from “BB-” with a negative outlook. On November 27, 2002, Moody’s lowered its ratings on our senior secured bonds to “B2” from “Ba2”.   We do not believe that such ratings downgrades will have any other direct or immediate effect on us, as none of the other financing documents or project contracts has provisions that are triggered by a reduction of the ratings of the bonds.

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

Our dependence on The Williams Companies, Inc. and its affiliates under the power purchase agreement exposes us to possible loss of revenues and fuel supply, which in turn, could negatively impact our cash flow and financial condition and could result in a default under our senior secured bonds. There can be no assurance as to our ability to generate sufficient cash flow to cover operating expenses or our debt service obligations in the absence of a long term power purchase agreement with Williams or its affiliates.

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

Recent and New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, entitled “Accounting for Asset Retirement Obligations.”  This standard was effective for fiscal years beginning after June 15, 2002 and provides accounting requirements for asset retirement obligations associated with long-lived assets.  Under the Statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset.  The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related asset. The adoption of this standard did not have a material effect on our financial statements.

In April 2002, the FASB issued SFAS No. 145, entitled “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement.  Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification.  In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules.  The statement also contains other nonsubstantive corrections to authoritative accounting literature.  The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. The adoption of this standard did not have a material effect on our financial statements.

In June 2002, the FASB issued SFAS No. 146, entitled “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs.  SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3 and is effective for restructuring activities initiated after December 31, 2002.

SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  adoption of this standard did not have a material effect on our financial statements as we have no restructuring activities through December 31, 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”).  SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly.  In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative according to SFAS No. 133 and when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  In addition, the statement amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements.

The requirements of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The provisions of the statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. The adoption of this standard did not have a material effect on our financial statements as we have no derivative instruments.

In May 2003, the FASB adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”.  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material effect on our financial statements.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  This interpretation establishes new disclosure requirements for all guarantees, but the measurement criteria are applicable to guarantees issued and modified after December 31, 2002. The adoption of this interpretation did not have any effect on our financial statements.

In January 2003, the Financial Accounting Standards Board  (“FASB”) issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN No. 46”).  In October 2003, FASB Staff Position No. 46-6, “Effective Date of FIN No. 46, Consolidation of Variable Interest Entities” deferred the effective date of FIN No. 46 for variable interests held by a public entity in a variable interest entity (“VIE”) that was created or acquired before February 1, 2003 to the end of the first interim or annual period ending after December 15, 2003.  In December 2003, FASB issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46(r)”), which clarified some requirements and incorporated several staff positions that we were already required to apply.  In addition, FIN 46(r) deferred the effective date for VIEs that were created or acquired before February 1, 2003 and were not considered special purpose entities (“SPEs”) prior to the issuance of the interpretation until the end of the first quarter ending March 31, 2004.  FIN 46(r) defines a VIE as (i) any entity in which the equity investors at risk in such entity do not have the characteristics of a controlling financial interest, or (ii) any entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.  It requires the consolidation of the VIE by the primary beneficiary.  The adoption of FIN 46(r) requires us to include disclosures for non SPE VIEs created or acquired on or after February 1, 2003 in our financial statements related to the total assets and the maximum exposure to loss resulting from our interests in VIEs.  The adoption of FIN 46(r) for VIEs created or acquired prior to February 1, 2003 that were considered SPEs prior to the issuance of the interpretation did not have a significant impact on our financial statements.  We have assessed the impact of the provisions of FIN 46(r) on our financial statements for VIEs created or acquired prior to February 1, 2003 that were not considered SPEs prior to the issuance of the interpretation, and do not believe that the impact will be material.

Critical Accounting Policies

General

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are most critical to understanding and evaluating our reported financial results include the following:  Revenue Recognition, Property Plant and Equipment and Contingencies.

Revenue Recognition

We generate energy revenues under our power purchase agreement with Williams. During the 20-year term of the agreement, we expect to sell electric energy and capacity produced by the facility, as well as ancillary and fuel conversion services. Under the power purchase agreement, we also generate revenues from meeting (1) base electrical output guarantees and (2) heat rate rebates through efficient electrical output. Revenues from the sales of electric energy are recorded based on output delivered at rates as specified under contract terms. Revenues from capacity are recorded on a straight-line basis over the life of the contract. Amounts billed in excess of revenue recognized are recorded as deferred revenue.  Revenues for ancillary and other services are recorded when the services are rendered.

Upon its expiration, or in the event that the power purchase agreement is terminated prior to its 20 year term, we would seek to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short- or long-term power purchase or similar agreements. There can be no assurances as to whether such efforts would be successful.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost and is depreciated over its useful life. The plant is depreciated using a ten percent salvage value based on estimates from a third party engineer. We believe a 10% salvage value is reasonable, but we intend to periodically re-evaluate this percentage. The estimated lives of our generation facilities range from 5 to 40 years. A significant decrease in the estimated useful life of a material amount of our property, plant or equipment could have a material adverse impact on our operating results in the period in which the estimate is revised and subsequent periods.

Description of Asset	Depreciable Life	Net Book Value at December 31, 2003	Net Book Value at December 31, 2002
		(in thousands)	(in thousands)

Plant	40	$224,627	$230,369
Buildings	40	833	461
Land Improvements	40	10,643	10,894
Equipment	40	2,023	2,921
Rotable Turbine Parts	7-28	46,992	47,351
Development Costs	25	22,513	23,595
Furniture & Fixtures	15	696	741
Data Processing Equipment	7	440	499
Vehicles	5	228	566
Projects	na	1,934	3,060
Spare Parts	na	2,406	2,288

		$313,335	$322,745

Contingencies

We have ongoing disputes, including an arbitration with Williams, relating to the parties power purchase agreement.  The arbitration was bifurcated into two phases, and an award was issued on Phase I on February 3, 2004.  The primary issue in Phase I related to various aspects of the availability of the facility for the year ended December 31, 2002, including disputes over the amount of any availability bonus or penalty.  Phase II of the arbitration involves a dispute concerning the proper duration of facility start-ups and shutdowns, including fuel used during start-ups and shutdowns.  While Phase I of the arbitration was limited to billing disputes in 2002, many of the same issues are disputed between the parties for 2003 billings.

The arbitral panel’s award on Phase I of the arbitration found that Williams had misapplied the applicable rules of PJM Interconnection, L.L.C. in the billing dispute with us over the availability of the facility.  The panel declined, however, to decide the facility’s availability during 43 disputed maintenance events.  Instead, it encouraged the parties to reach a mutual resolution of the disputed events by applying the correct PJM rule and, failing mutual agreement, to submit the dispute to a third party engineer for resolution.  The parties are currently discussing possible resolution of the disputed events, and anticipate submitting any events that cannot be resolved by mutual agreement to a third party.  Until the matter is fully resolved, the availability of the facility, and certain payments that are calculated based on availability, cannot be determined.  However, based on the panel’s Award and our negotiations with Williams, we anticipate we will be paid some portion of our claimed availability bonus for 2002 and 2003 and that we do not owe an amount for annual availability capacity adjustment or fuel conversion volume rebate.

Also as a result of the panel’s Phase I Award, we will begin pre-funding a cash account on a quarterly basis to reflect the maximum amount of a fuel conversion volume rebate that might be payable to Williams if the facility operates the requisite number of hours to earn the maximum rebate available under the power purchase agreement.  The maximum theoretical amount of the fuel conversion volume rebate is $1.7 million, but the account will not be fully funded during the course of the year if the facility is not operated a sufficient number of hours to achieve the maximum fuel conversion volume rebate.  Depending on the amount of facility operation, we may be entitled to withdraw some of the funds deposited into the account during the second half of our fiscal year.  Based on the arbitral award, we do not anticipate any payment for a fuel conversion volume rebate will be due for 2002 or 2003.

On March 12, 2004 the parties have settled Phase II of the arbitration between Williams and us, which involved Williams’ claims that the duration of start-ups and shutdowns should be shortened, with a corresponding reduction in the volume of fuel consumed during such operations.  The settlement resolves and releases, without any payment by us, Williams’ claim that it should be reimbursed retroactively to the date of commercial operation for excess fuel allegedly consumed during start-ups and shutdowns.  An agreed order of dismissal has been submitted requesting the arbitral panel to dismiss Phase II of the arbitration with prejudice.  The settlement of Phase II has no impact on Phase I of the arbitration.  The parties continue to negotiate in an effort to settle issues left unresolved by the Award in Phase I.

We will continue to discuss with Williams the calculation of these amounts but are unable to predict the outcome of these discussions and their potential impact on our ability to collect these revenue items either for 2003 or in the future.

Commitments

Bonds

Interest on the Bonds is payable quarterly in arrears.  Quarterly principal payments on the Bonds commenced on February 28, 2002.  The final maturity date for the Bonds is November 30, 2025.

Principal and interest is payable as follows for the years ending December 31 (in thousands):

Year	Principal	Interest	Total

2004	$6,356	$26,517	$32,873
2005	7,032	25,931	32,963
2006	7,156	25,304	32,460
2007	9,132	24,605	33,737
2008	11,352	23,723	35,075
2009-2025	260,744	222,316	483,060
Total payments	$301,772	$348,396	$650,168

Operations Agreement

We entered into a Development and Operations Services Agreement, dated as of June 1, 1999, with AES Prescott by which AES Prescott is providing development and construction management services and, after the commercial operation date, operating and maintenance services for our facility for a period of 27 years. Under the operations agreement, AES Prescott is responsible for, among other things, preparing plans and budgets related to start-up and commercial operation of our facility, providing qualified operating personnel, making repairs, purchasing consumables and spare parts (not otherwise provided under the maintenance services agreement) and providing other services as needed according to industry standards. During fiscal year 2002, AES Prescott was compensated for the services on a cost plus fixed-fee basis of $425,000 per month.  The fee is adjusted annually by the change in Gross Domestic Product, Implicit Price Deflator.  Total fees paid by us were $5.1 million for the year ended December 31, 2003.  Under the services agreement between AES Prescott and The AES Corporation, The AES Corporation provides to AES Prescott all of the personnel and services necessary for AES Prescott to comply with its obligations under the operations agreement.

The following table is an estimate of management fees to be paid through the end of the contract, using an annual inflation rate of 2.7% (in thousands):

Year	Management Fee
2004	$5,215
2005	5,356
2006	5,501
2007	5,649
2008	5,802
2009-2025	126,424
Total payments	$153,947

Maintenance Agreement

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

The maintenance services agreement indicates that we will pay a fixed amount, adjusted by inflation over the term, of the agreement. The payments are also based on the equivalent operating hours of the combustion turbines. The plant has typically been dispatched during the months of June, July, August, and September. The remaining months have typically seen little or no activity. The amounts shown in the table under maximum indicate dispatching the plant at base load for approximately 85% of the year. We do not believe this will be a likely occurrence:

(in thousands)

Year	Minimum	Maximum
2004	$-0-	$6,801
2005	-0-	5,978
2006	-0-	6,139
2007	-0-	6,305
2008	-0-	6,475
2009	-0-	6,650
2010	-0-	6,829
Total payments	-0-	$45,177

Contractual Obligations

Contractual Obligations (000's)	Total	Less then 1 year	2-3 years	3-5 years	After 5 years

Debt Obligations	$650,168	$32,873	$65,423	$68.812	$483,060

Management Fees	153,947	5,215	10,857	11,451	126,424

Maintenance Agreement	45,177	6,801	12,117	12,780	13,479

TOTAL	$849,292	$44,889	$88,397	$93,043	$622,963

ITEM 7A.       Quantitative and Qualitative Disclosures About Market Risk

The bonds have an aggregate principal amount of $301.8 million at December 31, 2003.  The bonds are fair valued using factors such as our company’s credit ratings and the credit ratings of counter parties such as The Williams Companies Inc.  During 2003 the PJM market, into which our facility’s generation is distributed, experienced a general decline in the amount paid for electricity. This in combination with a marked increase in the cost of natural gas, was a major factor in Williams’ decision to dispatch our facility on a very limited basis. Based upon current market conditions and projections from Williams, we anticipate a comparable dispatch level in 2004. In the event that these market conditions do not improve, and Williams does not dispatch our facility at all in 2004, we believe that the fixed capacity payments are sufficient to meet the cash demands of our business, but we require the additional revenue from such fuel conversion services to be profitable. We are not subject to interest rate risk as the interest rates associated with our outstanding indebtedness are fixed over the life of the bonds. We currently have no other financial or derivative financial instruments. We do not believe that we face other material risks requiring disclosure pursuant to Item 305 of Regulation S-K.

In an action related to the ratings downgrade of The Williams Companies, Inc., S&P lowered its ratings on our senior secured bonds to “BB-” from “BBB-” on July 26, 2002, and placed the rating on credit watch. On December 10, 2003 S&P lowered its ratings on our senior secured bonds to “B+” from “BB-” with a negative outlook. On November 27, 2002, Moody's lowered its ratings on our senior secured bonds to “B2” from “Ba2”.   We do not believe that such ratings downgrades will have any other direct or immediate effect on us, as none of the other financing documents or project contracts have provisions that are triggered by a reduction of the ratings of the bonds.

During 2003, the PJM market, into which our facility’s generation is distributed, experienced a general decline in the amount paid for electricity. This, in combination with a marked increase in the cost of natural gas, was a major factor in Williams’ decision to dispatch our facility on a very limited basis. Based upon current market conditions and projections from Williams, we anticipate a comparable dispatch level in 2004.  In the event that these market conditions do not improve, and Williams does not dispatch our facility at all in 2004, we believe that the fixed capacity payments are sufficient to meet the cash demands of our business, but we require the additional revenue from such fuel conversion services to be profitable.

ITEM 8.                             Financial Statements and Supplemental Data

AES IRONWOOD, L.L.C.
AN INDIRECT WHOLLY OWNED SUBSIDIARY
OF THE AES CORPORATION

INDEPENDENT AUDITORS’ REPORT

To the Member of

AES Ironwood, L.L.C.:

We have audited the accompanying balance sheets of AES Ironwood, L.L.C. (an indirect wholly owned subsidiary of The AES Corporation) (the “Company”) as of December 31, 2003 and 2002 and the related statements of operations, changes in member’s capital and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of AES Ironwood, L.L.C., as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

As more fully discussed in Note 7, the Company’s dependence upon Williams Power Company, Inc. under the Power Purchase Agreement exposes the Company to possible loss of revenues and fuel supply. There can be no assurances as to the Company’s ability to generate sufficient cash flow to cover operating expenses or debt service obligations in the absence of a Power Purchase Agreement with Williams Power Company, Inc. and related guaranty by The Williams Companies, Inc. or their affiliates.

/s/ Deloitte & Touche LLP
McLean, Virginia

March 12, 2004

AES IRONWOOD, L.L.C.

AN INDIRECT WHOLLY OWNED SUBSIDIARY

OF THE AES CORPORATION

BALANCE SHEETS,

DECEMBER 31, 2003 AND 2002

(DOLLARS IN THOUSANDS, except par values)

	December 31, 2003	December 31, 2002
ASSETS:

Current assets:
Cash and cash equivalents	$2,366	$1,088
Interest receivable	4	8
Accounts receivable — net	4,445	10,135
Prepaid expenses	1,046	2,511
Inventory — fuel	7	26
Asset held for sale	450	—
Total current assets	8,318	13,768

Land	1,143	1,143
Property, plant, and equipment-net of accumulated depreciation of $20,744 and $10,188, respectively	313,335	322,745
Restricted cash-certificate of deposit	—	77
Deferred financing costs-net of accumulated amortization of $645 and $508, respectively	2,990	3,127
Restricted cash including debt service reserve	4,556	5,803
Other assets	—	753
Total assets	$330,342	$347,416

LIABILITIES AND MEMBER’S CAPITAL:

Current liabilities:
Accounts payable	$61	$2,666
Accrued interest	2,227	2,262
Payable to AES and affiliates	2,146	2,873
Note payable	292	2,328
Bonds payable, current	6,356	4,751
Total current liabilities	11,082	14,880

Deferred revenue	1,392	—
Bonds payable	295,416	301,773

Total liabilities	307,890	316,653

Commitments and Contingencies (Notes 5, 6, 7 and 8)

Member’s capital:
Common stock, $1 par value-10 shares authorized, none issued or outstanding	—	—
Contributed capital	38,800	38,800
Member’s deficit	(16,348)	(8,037)

Total member’s capital	22,452	30,763

Total liabilities and member’s capital	$330,342	$347,416

See notes to financial statements.

AES IRONWOOD, L.L.C.

AN INDIRECT WHOLLY OWNED SUBSIDIARY

OF THE AES CORPORATION

STATEMENTS OF OPERATIONS,

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(DOLLARS IN THOUSANDS)

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
OPERATING REVENUES
Energy	$50,055	$51,852	$1,158

OPERATING EXPENSES
Depreciation	10,629	10,103	85
Operating fee	5,110	5,042	—
Operating costs	5,776	5,385	—
General and administrative costs	9,254	10,589	374
Loss on disposal of assets	978	—	—
Operating income	18,308	20,733	699

OTHER INCOME/EXPENSE
Other income	253	4,774	—
Interest income	84	138	489
Interest expense	(26,956)	(27,244)	(153)
NET (LOSS) INCOME	$(8,311)	$(1,599)	$1,035

See notes to financial statements.

AES IRONWOOD, L.L.C.

AN INDIRECT WHOLLY OWNED SUBSIDIARY

OF THE AES CORPORATION

STATEMENTS OF CHANGES IN MEMBER’S CAPITAL,

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(DOLLARS IN THOUSANDS)

	Common Stock		Contributed Capital	Accumulated Deficit	Total
	Shares	Amount

BALANCE DECEMBER 31, 2000	—	$—	$—	$(3,172)	$(3,172)
Net income	—	—	—	1,035	1,035

BALANCE DECEMBER 31, 2001	—	—	—	(2,137)	(2,137)
Net loss	—	—	—	(1,599)	(1,599)
Dividends paid	—	—	—	(4,301)	(4,301)
Contributed capital			8,800	—	8,800
Conversion of debt to equity	—	—	30,000	—	30,000

BALANCE DECEMBER 31, 2002		$—	$38,800	$(8,037)	$30,763
Net loss	—	—	—	(8,311)	(8,311)
BALANCE DECEMBER 31, 2003		$—	$38,800	$(16,348)	$22,452

See notes to financial statements.

AES IRONWOOD, L.L.C.

AN INDIRECT WHOLLY OWNED SUBSIDIARY
OF THE AES CORPORATION
STATEMENTS OF CASH FLOWS,
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(DOLLARS IN THOUSANDS)

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
OPERATING ACTIVITIES:
Net (loss) income	$(8,311)	$(1,599)	$1,035
Amortization of deferred financing costs	137	145	145
Depreciation	10,629	10,103	85
Loss on disposal of assets	978	—	—
Change in:
Interest receivable	4	31	54
Accounts receivable	864	301	—
Prepaid expense	1,465	(2,511)	—
Inventory	19	(26)	—
Other assets	753	(485)	142
Certificate of deposit	77	—	308
Accounts payable	(2,605)	(1,357)	—
Accrued interest	(35)	(15)	—
Payable to AES and affiliates	(727)	1,289	(292)
Deferred revenue	1,392	—	—
Net cash provided by operating activities	4,640	5,876	1,477

INVESTING ACTIVITIES:
Payments for construction in progress	—	—	(33,907)
Payments for property, plant and equipment	(2,647)	(328)	—
Change in construction related payables	—	(12,000)	16,908
Payments for land	—	—	(615)
Change in construction related receivables	4,826	7,426	(17,564)
Withdrawals from (payments to) restricted cash accounts	1,247	(390)	10,850
Change in retention payable	—	(11,941)	—
Net cash provided by (used in) in investing activities	3,426	(17,233)	(24,328)

FINANCING ACTIVITIES:
Payments of bonds payable	(4,752)	(1,976)
Loan from parent	—	—	30,000
Contributed capital	—	8,800	—
Payment of dividends	—	(4,301)	—
(Payments on) borrowings from note payable	(2,036)	2,328	—
Net cash (used in) provided by financing activities	(6,788)	4,851	30,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,278	(6,506)	7,149
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,088	7,594	445
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,366	$1,088	$7,594

SUPPLEMENTAL DISCLOSURE:
Reclassification of construction in progress to property, plant and equipment	$—	$—	$332,500
Interest paid (net of amounts capitalized of $27.1 million in 2001)	$26,956	$27,244	$153
Conversion of subordinated loan payable to parent to equity	$—	$30,000	$—
Transfer of property, plant & equipment to asset held for sale	$450	$—	$—

See notes to financial statements.

AES IRONWOOD, L.L.C.

AN INDIRECT WHOLLY OWNED SUBSIDIARY

OF THE AES CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

1.              ORGANIZATION

AES Ironwood, L.L.C. (the “Company) was formed on October 30, 1998, in the state of Delaware to develop, construct, and operate a 705-megawatt (MW) gas-fired, combined cycle electric generating facility in South Lebanon Township, Pennsylvania (the “Plant”). The Company was considered dormant until June 25, 1999, at which time the Project Financing and certain related agreements were consummated (hereinafter, “Inception”). The Plant includes two Westinghouse 501 G combustion turbines, two heat recovery steam generators, and one steam turbine. The Plant produces and sells electricity, as well as provides fuel conversion and ancillary services, solely to Williams Power Company, Inc., formerly known as Williams Energy Marketing & Trading Company (“Williams”) under a power purchase agreement with a term of 20 years that commenced on December 28, 2001, the commercial operation date.

The Company is a wholly-owned subsidiary of AES Ironwood, Inc. (“Ironwood”), which is a wholly owned subsidiary of The AES Corporation (“AES”). Ironwood has no assets other than its ownership interests in the Company and AES Prescott, L.L.C. (“Prescott”), another wholly owned subsidiary of Ironwood (see Note 9). Ironwood has no operations and is not expected to have any operations. Its only income is distributions it receives from the Company and Prescott. The additional equity that Ironwood is required to provide to the Company pursuant to the Equity Subscription Agreement (as described below see Note 6) will be provided to Ironwood by AES, which owns all of the stock of Ironwood.

On June 25, 1999, the Company issued $308.5 million in senior secured bonds (see Note 5) for the purpose of providing financing for the construction of the Plant and to fund, through the construction period, interest payments to the bondholders. On May 12, 2000, the Company consummated an exchange offer whereby the holders of the senior bonds exchanged their privately placed senior secured bonds for registered senior secured bonds.

2.              OPERATIONS

Since achieving commercial operations in December 2001 the Company is eligible to receive variable operations and maintenance payments, total fixed payments, energy exercise fee payments (See Note 7) and other payments for the delivery of fuel conversion, capacity and ancillary services.  Since December 28, 2001, Williams has not requested that the Company dispatch the facility to a significant degree. The minimum capacity payments provided for under the power purchase agreement have been the Company’s primary source of operating revenues, representing $47.6 million of the Company’s total for the twelve months ended December 31, 2003 compared to $46.9 million for the twelve months ended December 31, 2002.  At December 31, 2003, approximately $1.4 million has been deferred consistent with the Company’s revenue recognition policy discussed in Note 3 to the financial statements.

The Company has used these operating revenues, together with interest income from the investment of operating funds to pay its generation expenses and other operations and maintenance expenses.

The Company currently has been dispatched by Williams in February 2004 but can provide no assurance that the Company will continue to be dispatched.  In the event that the facility is not dispatched, the Company’s operating revenues will consist of minimum capacity payments under the power purchase agreement.

The Company currently believes that its sources of liquidity will be adequate to meet its needs through the end of 2004.  This belief is based on a number of assumptions, including but not limited to the continued performance and satisfactory financial condition of the third parties on which the Company depends, particularly Williams as fuel supplier and purchaser of all electric energy and capacity produced by the facility as well as ancillary and fuel conversion services of the Company (as provided by the Power Purchase Agreement) and The Williams Companies, Inc. as guarantor of Williams’  performance under the Power Purchase Agreement.  Known and unknown risks, uncertainties and other factors outside the Company’s control may cause actual results to differ materially from its current expectations.  These risks, uncertainties and factors include but are not limited to risks and uncertainties related to the financial condition and continued performance of the third parties on which the Company depends, including Williams and The Williams Companies and its affiliates, the possibility of unexpected problems related to the performance of the facility, the possibility of unexpected expenses or lower than expected revenues and additional factors that are unknown to the Company or beyond its control.

Since the Company depends on Williams for both revenues and fuel supply under the Power Purchase Agreement, if Williams were to terminate or default under the Power Purchase Agreement, there would be a severe negative impact on the Company’s cash flow and financial condition which could result in a default on its senior secured bonds.  Due to recent declines in pool prices, the Company would expect that if it were required to seek alternative purchasers of its power as a result of a default by Williams that any such alternate revenues would be substantially below the amounts that would have been otherwise payable pursuant to the Power Purchase Agreement.  There can be no assurance as to the Company’s ability to generate sufficient cash flow to cover operating expenses or its debt service obligations in the absence of a long-term power purchase agreement with Williams.

3.              SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents – The Company considers unrestricted cash on hand, deposits in banks, and investments with original maturities of three months or less to be cash and cash equivalents.

Restricted Cash – Restricted cash in the amount of approximately $4.6 million as of December 31, 2003 and $5.8 million as of December 31, 2002 consists of accounts the Company is required under the Collateral Agency Agreement (see Note 5) to maintain for the construction, maintenance, and debt service of the plant.

Property, Plant, and Equipment – Property, plant, and equipment is recorded at cost. Depreciation, after consideration of salvage value, is computed using the straight-line method over the estimated useful lives of the assets, which range from five to forty years. Maintenance and repairs are charged to expense as incurred.

Description of Asset	Depreciable Life	Net Book Value at December 31, 2003	Net Book Value at December 31, 2002
		(in thousands)	(in thousands)

Plant	40	$224,627	$230,369
Buildings	40	833	461
Land Improvements	40	10,643	10,894
Equipment	40	2,023	2,921
Rotable Turbine Parts	7-28	46,992	47,351
Development Costs	25	22,513	23,595
Furniture & Fixtures	15	696	741
Data Processing Equipment	7	440	499
Vehicles	5	228	566
Projects	na	1,934	3,060
Spare Parts	na	2,406	2,288

		$313,335	$322,745

Long- Lived Assets – The Company evaluates the impairment of its long-lived assets based on the provisions of Statement of Financial Accounting Standards (SFAS) No 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The Company has determined that the value of one of its assets was impaired in 2003 and has reduced the recorded value accordingly (See Note 12).

Other Assets – Pursuant to the provisions of 25 Pennsylvania. Code Section 123, Nitrogen Oxide (NOx), Allowance Requirements, which establishes a NOx budget and a NOx allowance trading program for NOx affected sources for the purpose of achieving air quality standards, the Company purchased approximately $1.1 million in NOx allowances in 1999. The NOx allowances were purchased for NOx emissions during the ozone seasons for the first two full years of operations. These amounts are reported as other assets and will be amortized as they are utilized. Approximately $384 thousand in NOx were used during the 2002 NOx season. In July 2003 the remaining NOx were sold.

Deferred Financing Costs – Financing costs are deferred and are being amortized using the effective interest method of amortization.

Prepaid Expenses and Note Payable – Prepaid expenses at December 31, 2003 include prepaid insurance in the amount of approximately $811,000, prepaid taxes in the amount of approximately $166,000, prepaid leases in the amount of approximately $29,000, and prepaid rating agency review fees in the amount of $38,000. Prepaid expenses at December 31, 2002 included prepaid insurance in the amount of approximately $2.3 million prepaid taxes in the amount of approximately $161,000, prepaid leases in the amount of approximately $30,000, and prepaid rating agency review fees in the amount of $27,000.  The note payable in the amount of approximately $292,000 at December 31, 2003 is a note for the financing of the Company’s insurance. The note payable in the amount of $2.33 million at December 31, 2002 represents the initial financing of the Company’s insurance.

Revenue Recognition – The Company generates energy revenues under its power purchase agreement with Williams. Under the terms of the 20-year term of the agreement, the Company sells electric energy and capacity produced by the Plant, as well as ancillary and fuel conversion services. Under the power purchase agreement, the Company also generates revenues from meeting (1) base electrical output guarantees and (2) heat rate rebates through efficient electrical output. Revenues from the sales of electric energy are recorded based on output delivered at rates as specified under contract terms. In accordance with Emerging Issues Task Force (“EITF”) 91-6, “Revenue Recognition of Long-Term Power Sales Contracts”, the Company recognizes fixed capacity revenues on the straight-line basis over the life of the agreement. Differences between the actual capacity payments and the straight-line method are recorded as deferred revenue.  Revenues for ancillary and other services are recorded when the services are rendered.  Upon its expiration, or in the event that the power purchase agreement is terminated prior to its 20-year term, the Company would seek to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short- or long-term power purchase or similar agreements. There can be no assurances as to whether such efforts would be successful.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes – The Company is a limited liability company and is treated as a disregarded entity for tax purposes. Therefore, the Company does not pay income taxes, and no provision for income taxes has been reflected in the accompanying financial statements.

Reclassifications – Certain reclassifications have been made to the 2002 and 2001 amounts to conform to the 2003 presentation.

Accounts Receivable - As of December 31, 2003, accounts receivable of approximately $4.4 million consists of unpaid invoices from Williams of approximately $5.5 million, from Siemens Westinghouse of approximately $193,000, less allowance for doubtful accounts of approximately $1.3 million.  As of December 31, 2002, accounts receivable of approximately $10.1 million consists of unpaid invoices from Williams Energy of approximately $5.8 million, from Siemens Westinghouse of approximately $4.8 million, from sales of excess fuel inventory of approximately $717,000, less allowance for doubtful accounts of approximately $1.2 million.  Activity in allowance for doubtful accounts is summarized as follows:

Allowance for Doubtful Accounts:

Balance December 31, 2001	$0
Increase January 1- December 31, 2002	1,227,433
Balance December 31, 2002	1,227,433
Increase January 1- December 31, 2003	28,402
Balance December 31, 2003	$1,255,835

Other income – For the year ended December 31, 2003, other income consisted of $222,000 from Siemens Westinghouse relating to their payment of performance guarantees and $10,000 from the sale of excess fuel compared to $3.5 million from Siemens Westinghouse relating to their payment of performance guarantees and $1.3 million from the sale of excess fuel for the year ended December 31, 2002.

4.              RECENT AND NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, entitled “Accounting for Asset Retirement Obligations.”  This standard was effective for fiscal years beginning after June 15, 2002 and provides accounting requirements for asset retirement obligations associated with long-lived assets.  Under the Statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset.  The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related asset. The adoption of this standard did not have a material effect on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, entitled “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement.  Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification.  In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules.  The statement also contains other nonsubstantive corrections to authoritative accounting literature.  The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. The adoption of this standard did not have a material effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, entitled “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs.  SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3 and is effective for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The adoption of this standard did not have a material effect on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”).  SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly.  In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative according to SFAS No. 133 and when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  In addition, the statement amends the definition of an underlying to conform it to language used in FASB Interpretation

No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements.

The requirements of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The provisions of the statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. The adoption of this standard did not have a material effect on the Company’s financial statements.

In May 2003, the FASB adopted SFAS No. 150, “Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity”.  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this standard did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  This interpretation establishes new disclosure requirements for all guarantees, but the measurement criteria are applicable to guarantees issued and modified after December 31, 2002. The adoption of this interpretation did not have any effect on the Company’s financial statements.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.  In October 2003, FASB Staff Position No. 46-6, “Effective Date of FIN 46, Consolidation of Variable Interest Entities” deferred the effective date of FIN 46 for variable interests held by a public entity in a variable interest entity (“VIE”) that was created or acquired before February 1, 2003 to the end of the first interim or annual period ending after December 15, 2003.  In December 2003, FASB issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46(r)”), which clarified some requirements and incorporated several staff positions that the Company was already required to apply.  In addition, FIN 46(r) deferred the effective date for VIEs that were created or acquired before February 1, 2003 and were not considered special purpose entities (“SPEs”) prior to the issuance of the interpretation until the end of the first quarter ending March 31, 2004.  FIN 46(r) defines a VIE as (i) any entity in which the equity investors at risk in such entity do not have the characteristics of a controlling financial interest, or (ii) any entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.  It requires the consolidation of the VIE by the primary beneficiary.  The adoption of FIN 46(r) requires the Company to include disclosures for non SPE VIEs created or acquired on or after February 1, 2003 in its financial statements related to the total assets and the maximum exposure to loss resulting from the Company’s interests in VIEs.  The adoption of FIN 46(r) for VIEs created or acquired prior to February 1, 2003 that were considered SPEs prior to the issuance of the interpretation did not have a significant impact on the Company’s financial statements.  The Company has assessed the impact of the provisions of FIN 46(r) on its financial statements for VIEs created or acquired prior to February 1, 2003 that were not considered SPEs prior to the issuance of the interpretation, and does not believe that the impact will be material.

5.              BONDS PAYABLE

On June 25, 1999, the Company issued $308.5 million of 8.857% senior secured bonds due in 2025 (the Bonds) to qualified institutional buyers and/or institutional accredited investors, pursuant to a transaction exempt from registration under the Securities Act of 1933 (the Act) in accordance with Rule 144A under the Act. On May 12, 2000, the Company consummated an exchange offer whereby the holders of the senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds. The net proceeds of the Bonds (after deferred financing costs) of approximately $305.2 million, were used to fund the construction of the Plant and, during the construction period, for interest payments to bondholders.

In an action related to the ratings downgrade of The Williams Companies, Inc., (see Note 7) S&P lowered its ratings on the Company’s senior secured bonds to “BB-” from “BBB-” on July 26, 2002, and placed the rating on credit watch. On December 10, 2003 S&P lowered its ratings on the Company’s senior secured bonds to “B+” from “BB-” with a negative outlook. On November 27, 2002, Moody’s lowered its ratings on the Company’s senior secured bonds to “B2” from “Ba2”.   The Company does not believe that such ratings downgrades will have any other direct or immediate effect on the Company, as none of the other financing documents or project contracts have provisions that are triggered by a reduction of the ratings of the bonds.

Interest on the Bonds is payable quarterly in arrears. Quarterly principal payments on the Bonds commenced on February 28, 2002. The final maturity date for the Bonds is November 30, 2025.

Principal and interest is payable as follows for the years ending December 31 (in thousands):

Year	Principal	Interest	Total
2004	$6,356	$26,517	$32,873
2005	7,032	25,931	32,963
2006	7,156	25,304	32,460
2007	9,132	24,605	33,737
2008	11,352	23,723	35,075
2009-2025	260,744	222,316	483,060
Total payments	$301,772	$348,396	$650,168

Optional Redemption – The Bonds are subject to optional redemption by the Company, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus accrued interest, together with a premium calculated using a discount rate equal to the interest rate on comparable U.S. Treasury securities plus 50 basis points.

Mandatory Redemption – The Bonds are subject to mandatory redemption by the Company, in whole or in part, at a redemption price equivalent to 100% of the principal amount plus accrued interest under certain situations pursuant to receiving insurance proceeds or liquidated damages from certain failures related to the performance of the plant under the EPC with the Contractor, or in certain instances in which payments are received under the power purchase agreement with Williams under the event of default, at which time the Company has terminated the power purchase agreement.

Collateral for the Bonds consists of the Plant and related facilities, all agreements relating to the operation of the project, the Company’s bank and investment accounts, and all ownership interests in the Company as prescribed under the trust indenture (the Indenture). The Company is also bound by a collateral agency agreement (the Collateral Agency Agreement) and an equity subscription agreement (the Equity Subscription Agreement) (see Note 6).

Indenture – The Indenture contains limitations on the Company incurring additional indebtedness; granting liens on the Company’s property; distributing equity and paying subordinated indebtedness issued by affiliates; entering into transactions with affiliates; and amending, terminating, or assigning any of the contracts and fundamental changes or disposition of assets.

Collateral Agency Agreement – The Collateral Agency Agreement requires the Company to fund or provide the funding for a debt service reserve fund. The Company has therefore entered into a Debt Service Reserve Letter of Credit Agreement dated June 1, 1999, which commenced on December 28, 2001. The amount required for funding the debt service reserve fund is equal to six months scheduled payments of principal and interest on the Bonds plus interest on the Debt Service Reserve Letter of Credit. A Letter of Credit issued December 31, 2001 and expiring December 31, 2006 in the amount $17.3 million has been obtained from Dresdner Bank AG to fulfill our requirement under the Collateral Agency Agreement. Additionally, the Collateral Agency Agreement requires the funding of certain accounts that the Company records as restricted cash. The balances in these accounts are as follows:

Restricted Cash (balances in 000’s)	December 31, 2003	December 31, 2002
Bond Interest Account	$2,241	$2,289
Bond Principal Payment Account	535	499
Operating and Maintenance Account	1,047	0
Major Maintenance Reserve Account	707	707
Debt Reserve LOC Account	26	26
Construction Account	—	2,282
Total Restricted Cash	$4,556	$5,803

Covenants – The Indenture, Collateral Agency Agreement, and Equity Subscription Agreement contain specific covenants and requirements that the Company must meet.  These covenants primarily entail the restriction of payments, reporting requirements, and the creation and maintenance of debt service reserve and construction- related accounts.

6.              EQUITY SUBSCRIPTION AGREEMENT

The Company, along with Ironwood, has entered into an Equity Subscription Agreement, pursuant to which Ironwood, agreed to contribute up to approximately $50.1 million to the Company to fund project costs.

In 2001, Ironwood provided $30.0 million in the form of subordinated debt to the Company under the equity subscription agreement. In January of 2002, this $30.0 million payable to Ironwood was converted to an equity contribution. As of December 31, 2003; AES Ironwood, Inc. had made net contributions to the Company of $38.8 million. The remaining $9.1 million contribution was supported by a surety bond until June 25, 2002, when the surety bond expired. At that time the surety bond was replaced by an acceptable letter of credit in the amount of $9.1 million. The need for the letter of credit ceased with the granting of final acceptance on March 12, 2003. The Company notified the collateral agent and they have released the Company of this requirement.

Ironwood had a Letter of Credit agreement in relation to its equity subscription agreement. The initial amount of the bond under this agreement was $50.1 million. On July 10, 2002, the surety bond was replaced by an acceptable letter of credit in the amount of $9.1 million. As a result of the Siemens Westinghouse settlement (see Note 8) and final acceptance of the Plant, the need for the letter of credit ceased.  The collateral agent has therefore released Ironwood of this requirement.

7.              POWER PURCHASE AGREEMENT

The Company has entered into a power purchase agreement with Williams for the sale of all electric energy and capacity produced by the Plant, as well as ancillary and fuel conversion services. The term of the power purchase agreement is 20 years, commencing on December 28, 2001, the commercial operation date. Payment obligations to the Company are guaranteed by The Williams Companies, Inc. The payment obligations of Williams under the power purchase agreement are guaranteed by The Williams Companies, Inc. The Guaranty by The Williams Companies, Inc., dated June 25, 1999 indicated the total aggregate liability to be approximately $408 million; as reduced from time to time as provided by a reduction schedule described in the guaranty (“Guaranty Cap”). At December 31, 2003, this amount was approximately $402 million.

Fuel Conversion and Other Services – Williams has the obligation to deliver, on an exclusive basis, all quantities of natural gas required by the Plant to generate electricity or ancillary services, to start up or shut down the Plant, and to operate the Plant during any period other than a start-up, shut-down, or required dispatch by Williams for any reason.

Concentration of Credit Risk – Williams currently is the Company’s sole customer for purchases of capacity, ancillary services, and energy, and the Company’s sole source for fuel. Williams’ payments under the power purchase agreement are expected to provide all of the Company’s revenues during the term of the power purchase agreement. It is uncertain whether the Company would be able to find another purchaser or fuel source on similar terms for the Company’s Plant if Williams were not performing under the power purchase agreement. Any material failure by Williams to make capacity and fuel conversion payments or to supply fuel under the power purchase agreement would have a severe impact on the Company’s operations. The payment obligations of Williams under the power purchase agreement are guaranteed by The Williams Companies, Inc.

Under the power purchase agreement, in the event that S&P or Moody’s rate the long term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The Williams Companies, Inc., or an affiliate thereof, is required to replace The Williams Companies, Inc. guarantee with an alternative security that is acceptable to the Company. According to published sources, on July 23, 2002, S&P lowered the long term senior unsecured debt rating of The Williams Companies, Inc. to “BB-” from “BBB-”, and further lowered such rating to “B” on July 25, 2002. On May 23, 2003 S&P upgraded the rating to “B+” with a negative outlook.   According to published sources, on July 24, 2002, Moody’s lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to “B1” from “Baa3.”  According to published sources, this rating was further lowered on November 22, 2002 to “Caa1” by Moody’s, and then upgraded to “B3”on June 4, 2003.  Accordingly, The Williams Companies, Inc.’s long term senior unsecured debt is currently rated below investment grade by both S&P and Moody’s.

In an action related to the ratings downgrade of The Williams Companies, Inc., S&P lowered its ratings on the Company’s senior secured bonds to “BB-” from “BBB-” on July 26, 2002, and placed the rating on credit watch. On December 10, 2003 S&P lowered its ratings on the Company’s senior secured bonds to “B+” from “BB-” with a negative outlook. On November 27, 2002, Moody’s lowered its ratings on the Company’s senior secured bonds to

“B2” from “Ba2”.   The Company does not believe that such ratings downgrades will have any other direct or immediate effect on the Company, as none of the other financing documents or project contracts has provisions that are triggered by a reduction of the ratings of the bonds.

To satisfy the requirements of the power purchase agreement, on September 20, 2002, Citibank, N.A. issued a $35 million Irrevocable Standby Letter of Credit (the “Letter of Credit”) on behalf of Williams. The Letter of Credit does not alter, modify, amend or nullify the guaranty issued by The Williams Companies, Inc. in favor of the Company and is considered to be additional security to the security amounts provided by such guaranty. The Letter of Credit became effective on September 20, 2002 and expired upon the close of business on July 10, 2003; except that the Letter of Credit will be automatically extended without amendment for successive one year periods from the present or any future expiration date hereof, unless Citibank, N.A. provides written notice of its election not to renew the Letter of Credit at least thirty days prior to any such expiration date. On June 13, 2003, Citibank, N.A. sent notification that the letter of credit will be extended to July 12, 2004. Additionally, in a Letter Agreement dated September 20, 2002, Williams agreed to (a) provide eligible credit support prior to the stated expiration date of the Letter of Credit and (b) replenish any portion of the Letter of Credit or eligible credit support that is drawn, reduced, cashed or redeemed, at any time, with an equal amount of eligible credit support. Within twenty days prior to the expiration of the Letter of Credit and/or any expiration date of eligible credit support posted by Williams, Williams shall post eligible credit support to the Company in place of the Letter of Credit and/or any expiring eligible credit support unless The Williams Companies, Inc. regains and maintains its investment grade status, in which case the Letter of Credit or eligible credit support shall automatically terminate and no additional eligible credit support shall be required.  The Company and Williams acknowledge that the posting of such Letter of Credit and Williams’ agreement and performance of the requirements of (a) and (b) as set forth in the immediately preceding sentence shall be in full satisfaction of Williams’ obligations contained in Section 19.3 of the power purchase agreement to provide replacement security due to the downgrade of The Williams Companies, Inc. below investment grade status.

Since the Company depends on Williams and its affiliates for both revenues and fuel supply under the power purchase agreement, if Williams and its affiliates were to terminate or default under the power purchase agreement, there would be a severe negative impact to the Company’s cash flow and financial condition which could result in a default on the Company’s senior secured bonds.  Due to recent declines in pool prices, the Company would expect that if required to seek alternative purchasers of its power as a result of a default by Williams and its affiliates that any such alternate revenues would be substantially below the amounts that would have been otherwise payable pursuant to the power purchase agreement.  There can be no assurance as to the Company’s ability to generate sufficient cash flow to cover operating expenses or debt service obligations in the absence of a long-term power purchase agreement with Williams or its affiliates.

The Company has ongoing disputes, including arbitration with Williams, relating to the parties’ power purchase agreement.  The arbitration was bifurcated into two phases, and an award was issued on Phase I on February 3, 2004.  The primary issue in Phase I related to various aspects of the availability of the Plant for the year ended December 31, 2002, including disputes over the amount of any availability bonus or penalty.  Phase II of the arbitration involves a dispute concerning the proper duration of facility start-ups and shutdowns, including fuel used during start-ups and shutdowns.  While Phase I of the arbitration was limited to billing disputes in 2002, many of the same issues are disputed between the parties for 2003 billings.

The arbitral panel’s award on Phase I of the arbitration found that Williams had misapplied the applicable rules of PJM Interconnection, L.L.C. in the billing dispute with the Company over the availability of the Plant.  The panel declined, however, to decide the plant’s availability during 43 disputed maintenance events.  Instead, it encouraged the parties to reach a mutual resolution of the disputed events by applying the correct PJM rule and, failing mutual agreement, to submit the dispute to a third party engineer for resolution.  The parties are currently discussing possible resolution of the disputed events, and anticipate submitting any events that cannot be resolved by mutual agreement to a third party.  Until the matter is fully resolved, the availability of the Plant, and certain payments that are calculated based on availability, cannot be determined.  However, based on the panel’s award and its negotiations with Williams, the Company anticipates it will be paid some portion of its claimed availability bonus for 2002 and 2003 and does not owe an amount for annual availability capacity adjustment or fuel conversion volume rebate.

Also as a result of the panel’s Phase I Award, the Company will begin pre-funding a cash account on a quarterly basis to reflect the maximum amount of a fuel conversion volume rebate that might be payable to Williams if the Plant operates the requisite number of hours to earn the maximum rebate available under the power purchase agreement. The timing of the pre-funding has yet to be determined, and the Company is discussing the nature and timing of the pre-funding with Williams. The funding may begin as early as the second quarter of 2004.  The maximum theoretical amount of the fuel conversion volume rebate is $1.7 million, but the account will not be fully funded during the course of the year if the Plant is not operated a sufficient number of hours to achieve the maximum fuel conversion volume rebate.  Depending on the amount of facility operation, the Company may be entitled to withdraw some of the funds deposited into the account during the second half of its fiscal year.  Based on the arbitral award, the Company does not anticipate any payment for a fuel conversion volume rebate will be due for 2002 or 2003.

On March 12, 2004 the parties settled Phase II of the arbitration between the Company and Williams, which involved Williams’ claims that the duration of start-ups and shutdowns should be shortened, with a corresponding reduction in the volume of fuel consumed during such operations.  The settlement resolves and releases, without any payment by the Company, Williams’ claim that it should be reimbursed retroactively to the date of commercial operation for excess fuel allegedly consumed during start-ups and shutdowns.  An agreed order of dismissal has been submitted requesting the arbitral panel to dismiss Phase II of the arbitration with prejudice.  The settlement of Phase II has no impact on Phase I of the arbitration.  The parties continue to negotiate in an effort to settle issues left unresolved by the Award in Phase I.

8.              COMMITMENTS AND CONTINGENCIES

Construction – The Company entered into a fixed-price turnkey agreement with Siemens Westinghouse (the Contractor) for the design, engineering, procurement, and construction of the Plant.

Since provisional acceptance, interim acceptance or final acceptance did not occur prior to the guaranteed provisional acceptance date, Siemens Westinghouse began paying liquidated damages of $110,000 per day beginning 45 days after the guaranteed provisional acceptance date of May 22, 2001. The liquidated damages ceased to accrue on December 27, 2001, the date upon which provisional acceptance was granted. At December 31, 2001 the Company had invoiced Siemens Westinghouse approximately $19.1 million. At December 31, 2001 Siemens Westinghouse had paid all but $3.0 million, the amount accrued for twenty-seven days in December 2001. Siemens Westinghouse paid this amount in January 2002.

The Company previously had a dispute with Siemens Westinghouse over which party was responsible for the payment of the cost of electricity and natural gas used by the project during certain periods prior to the December 28, 2001 commercial acceptance.  On March 12, 2003, the Company entered into a settlement agreement with Siemens Westinghouse entitled “Agreement Change Order No. 71” concerning final acceptance.  This agreement became effective as of that date and final acceptance was granted by the Company as of that date.  As part of a settlement agreement, dated March 12, 2003, Siemens Westinghouse agreed to waive their right to receive any payments with respect to the final milestone payment of $2.2 million and to the retainage of $11.9 million held by the Company. Additionally, Siemens Westinghouse made a payment of $4.8 million to the Company in respect of items related to final acceptance. This amount was recorded as a reduction in the cost of the Plant.  The effects of the settlement have been recorded in the Company’s financial statements as of December 31, 2002.  As a result of the settlement agreement, the Company agreed, among other things, not to pursue the cost of electricity and natural gas used by the project during certain periods prior to the December 28, 2001 commercial acceptance date.

Maintenance – The Company, as assignee of AES Ironwood, Inc., has entered into the Maintenance Program Parts, Shop Repairs and Scheduled Outage TFA Services Contract, dated as of September 23, 1998, with Siemens Westinghouse by which Siemens Westinghouse will provide the Company with, among other things, combustion turbine parts, shop repairs and scheduled outage technical field assistance services. The Contractor provided the Company with specific combustion turbine maintenance services and spare parts for an initial term of between eight and ten years under a maintenance service agreement. The fees assessed by Siemens Westinghouse will be based on the number of Equivalent Base Load Hours accumulated by the applicable Combustion Turbine as adjusted for inflation.  The fees to Siemens Westinghouse are capitalized when paid. Each outage is analyzed and the cumulative fees and other costs related to the outage are capitalized as part of the Plant or expensed accordingly.

The maintenance services agreement became effective on the date of execution and unless terminated early, must terminate upon completion of shop repairs performed by Siemens Westinghouse following the eighth scheduled outage of the applicable combustion turbine or 10 years from initial synchronization of the applicable combustion turbine, whichever occurs first.

Additionally, a significant monthly expenditure is for payment of the Company’s long term service agreement with Siemens Westinghouse. This agreement provides that the Company pays approximately $400 per gas turbine per equivalent operating hour, adjusted for inflation. In the event the Company is not required to dispatch the Plant, there is no charge. While operating at base load, the monthly payment for the long term service agreement could be as much as $450,000.

Water Supply – The Company entered into a contract with the City of Lebanon Authority (the “Authority”) for the purchase of 50 percent of the water use of the Plant. The contract has a term of 25 years. Costs associated with the use of water by the Plant under this contract are based on gallons used per day at prices specified under the contract terms. The Company also entered into an agreement with Pennsy Supply, Inc, which will provide the remaining 50 percent of the water use of the Plant.

Interconnection Agreement – The Company entered into an interconnection agreement with GPU Energy (“GPU”) to transmit the electricity generated by the Plant to the transmission grid so that it may be sold as prescribed under the power purchase agreement. The agreement is in effect for the life of the Plant yet may be terminated by mutual consent of both GPU and the Company under certain circumstances as detailed in the agreement. Costs associated with the agreement are based on electricity transmitted via GPU at a variable price, the PJM (Pennsylvania/New Jersey/Maryland) Tariff, as charged by GPU to the Company, which is comprised of both service cost and asset recovery cost, as determined by GPU and approved by the Federal Energy Regulatory Committee. The Company is obligated to pay approximately $204,000 per year as a maintenance fee for the interconnection equipment. The term of the maintenance agreement is twenty-five years.

Power Purchase Agreement  The Company has entered into a power purchase agreement for a term of twenty years with Williams, the Company’s sole customer for purchases of capacity, ancillary services and the Company’s sole source for fuel.  (See Note 7)

9.              RELATED PARTY TRANSACTIONS

Effective June 1999, the Company entered into a 27-year development and construction management agreement with Prescott to provide certain support services required by the Company for the development and construction of the Plant. Under this agreement Prescott also provides operations management services for the Plant. Payments for operations management services are approximately $400,000 per month, adjusted annually for inflation.

During the construction period, the construction management fees were paid to Prescott from the investment balances or from parent funding. For the years ended December 31, 2003 and 2002, approximately $5.1 million and $5.0 million in management fees were incurred and charged to operating expenses, and $424,900 and $421,000 was payable to Prescott for the years then ended respectively. For the year ended December 31, 2001, $3.9 million in construction management fees were incurred and charged to construction in progress, and $327,500 was payable to Prescott.

Accounts receivable from parent and affiliates generally represents charges for certain AES projects that the Company has paid for and invoiced to the Company’s parent and affiliates. Accounts payable are generally amounts owed for shared services to the Company’s parent and affiliates. Accounts receivable from parent and affiliates were in the amount of $0 as of December 31, 2003 and 2002.  Accounts payable to AES and affiliates as of December 31, 2003 and 2002 amounted to $2.1 million and $2.9 million, respectively.

Emission credits, included in other assets, were sold to AES Eastern Energy, L.P., an indirect wholly owned subsidiary of The AES Corporation at a fair market price for a net loss of $431,000.

The Company is the primary source of contributions for the AES Ironwood Foundation (the "Foundation"), a non-profit organization founded to provide social responsibility to the local communities. The Company does not consolidate the financial statements of the Foundation into its financial statements as the Company does not control the operations of the Foundation, nor does the Company hold an ownership interest in the Foundation. The Company’s discretionary funding for the yeas ended December 31, 2003, 2002 and 2001 was approximately $107,000. $376,000 and $0 respectively.

10.       FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments have been determined using available market information. The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The Bonds had a carrying amount of $301.8 million with a fair value of approximately $325.9 million at December 31, 2003 versus a carrying amount of $306.5 million with a fair value of approximately $214.0 million at December 31, 2002. The estimated fair value of the Bonds at December 31, 2003 and 2002 is based on quoted market prices of similarly rated bonds with similar maturities.

11.       SEGMENT INFORMATION

Under the provisions of Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information, the Company’s business is expected to be operated as one reportable segment, with operating income or loss being the measure of performance evaluated by the chief operating decision-maker. As described in Notes 1 and 7, the Company’s primary customer is Williams, which provides all of the Company’s operating revenues during the term of the power purchase agreement.

12.       ASSET HELD FOR SALE

During 2002 the Company commenced installation of an auxiliary boiler to increase the efficiency of the Plant. The arbitration settlement of March 2003 determined that the Company has no obligation to install the auxiliary boiler as there would be no economic benefit produced by its installation. On July 24, 2003, the Company entered into a contract with a sales assistance company to facilitate the sale of the boiler. As of September 2003 total costs of the auxiliary boiler were approximately $886 thousand. The fair value less selling costs of the auxiliary boiler is estimated to be approximately $450 thousand and is included in asset held for sale. Approximately $436 thousand has been written off and is included in loss on disposal of assets in the statement of operations for the year ended December 31, 2003.

SELECTED QUARTERLY FINANCIAL DATA    (UNAUDITED)

Subsequent to the issuance of its financial statements for the quarterly period ended September 30, 2003, the Company determined that revenues from fixed capacity payments had not been properly recognized in accordance with EITF Issue No. 91-6, “Revenue Recognition of Long-Term Power Sales Contracts”. Under EITF Issue No. 91-6, as it applies to the Company’s Power Purchase Agreement,  fixed capacity revenues should be reflected on the straight-line basis over the life of the power purchase agreement. Differences between the actual capacity payments and the straight-line method are recorded as deferred revenue.

As a result, the operating results for each of the three quarters in the period ended September 30, 2003 have been restated from the amounts previously reported.  The Company has not restated the results for the 2002 quarters as the effects are not material.

A summary of the significant effects of the restatement is as follows (in thousands):

	September 2003	September 2003	June 2003	June 2003	March 2003	March 2003
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Revenues	$13,967	$13,619	$12,557	$12,209	$12,425	$12,077
Operating Income	5,789	5,441	4,525	4,177	4,643	4,295
Net Loss	$(919)	$(1,267)	$(2,189)	$(2,537)	$(1,881)	$(2,229)

The following table summarizes the unaudited quarterly statements of operations for the Company for the years ended December 31, 2003 and 2002:

AES Ironwood, L.L.C.
Quarters Ended December 31, 2003, September 30, 2003, June 30, 2003, March 31, 2003
(dollars in thousands)

	Quarter Ended 2003 (as restated)
OPERATING REVENUES	December 31	September 30	June 30	March 31
Energy	$12,150	$13,619	$12,209	$12,077
OPERATING EXPENSES
Operating expenses	4,782	5,451	5,699	5,583
General and administrative costs	2,809	1,913	2,333	2,199
Loss on disposal of assets	164	814	—	—
OPERATING INCOME	4,395	5,441	4,177	4,295

OTHER INCOME/EXPENSE
Other Income	12	2	6	233
Interest income	14	16	33	21
Interest expense	(6,699)	(6,726)	(6,753)	(6,778)
NET (LOSS) INCOME	$(2,278)	$(1,267)	$(2,537)	$(2,229)

AES Ironwood, L.L.C.

Quarters Ended December 31, 2002, September 30, 2002, June 30, 2002, March 31, 2002
(dollars in thousands)

	Quarter Ended 2002
OPERATING REVENUES	December 31	September 30	June 30	March 31
Energy	$11,983	$14,528	$12,809	$12,532
OPERATING EXPENSES
Operating expenses	3,369	6,535	5,677	4,606
General and administrative costs	5,903	1,874	1,591	1,564
OPERATING INCOME	2,711	6,119	5,541	6,362

OTHER INCOME/EXPENSE
Other Income	1,531	489	1,300	1,454
Interest income	41	45	19	33
Interest expense	(6,795)	(6,805)	(6,813)	(6,831)
NET (LOSS) INCOME	$(2,512)	$(152)	$47	$1,018

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.               Controls and Procedures

Evaluation of Disclosure Controls and Procedures . Our President and our Principal Financial Officer, based on the evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, have concluded that as of December 31, 2003, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 12.               Security Ownership of Certain Beneficial Owners and Management

Not applicable pursuant to General Instruction I of Form 10-K.

ITEM 13.               Certain Relationships And Related Transactions

Not applicable pursuant to General Instruction I of Form 10-K.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and review of the financial statements included in the registrant’s Form 10-Q (17 CFR 249.308a) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $208,500 and $219,000 for the years ended December 31, 2003 and 2002, respectively.

Audit-Related, Tax and All Other Fees

Other than the audit fees described above, there were no other fees paid to the principal accountants for the years ended December 31, 2003 and 2002, respectively.

Pre-Approval of Services Provided by Deloitte & Touche

The registrant’s board of directors serves as its audit committee. All audit and non-audit services to be provided to the registrant by its principal accountant are subject to pre-approval policies as specified by the registrant’s board of directors.

 PART IV  ITEM 15.                                   Exhibits, Financial Statement Schedules, and Reports on Form 8-K  a)        The following documents are filed as part of this report:  1.         Financial Statements Filed:  Please refer to Item 8 - Financial Statements and Supplementary Data.  2.                                              Financial Statement Schedules Filed:  Please refer to Item 8 - Financial Statements and Supplementary Data.  3.                                             Exhibits Filed:  Unless otherwise indicated, all exhibits to this Form 10-K are incorporated herein by reference from the identically numbered exhibit of AES Ironwood, L.L.C.’s Registration Statement on Form S-4 (333-91391).

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

10.6	Development and Operations Services Agreement, dated as of June 1, 1999, by and between our Company and Prescott.

10.7	Effluent Supply Agreement, dated as of March 3, 1998, by and between our Company and City of Lebanon Authority.

10.8	Generation Facility Transmission Interconnection Agreement, dated as of March 23, 1999, by and between our Company and Metropolitan Edison Company d/b/a GPU Energy.

10.9	Agreement Relating to Real Estate, dated as of October 23, 1998, by and between our Company and Pennsy Supply, Inc.

10.10	Easements and Right of Access Agreement, dated as of April 15, 1999, by and between our Company and Pennsy Supply, Inc.

10.11	Letter Agreement, dated September 20, 2002 between the Company and Williams Marketing and Trading Company. **

10.12	Irrevocable Standby Letter of Credit Issued by Citibank N.A. **

12*	Computation of Earnings/(Deficiency) to Fixed Charges

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

 *                                      Filed herewith. **                                                 Previously filed as an exhibit to the Company’s current report on Form 8-K filed in September 20, 2002 and incorporated by reference herein.  b)                        Reports on Form 8-K. No current reports on Form 8-K were filed by the registrant during the fourth quarter of the fiscal year ended December 31, 2003.  Supplementary Information to be Furnished With Reports filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.  No annual report or proxy materials have been sent to security holders during the fiscal year ended December 31, 2003. No annual report or proxy materials will be sent to security holders subsequent to the filing of this annual report on Form 10-K.  63

 SIGNATURES  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AES IRONWOOD, L.L.C.

/s/ A. W. Bergeron
By:	A. W. Bergeron
Title:	President

/s/ Michael Carlson
By:	Michael Carlson
Title:	Chief Financial Officer

  Date:              March 30, 2004  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. W. Bergeron	Director	March 30, 2004
A. W. Bergeron

/s/ Edward P. Convery	Director	March 30, 2004
Edward P. Convery

/s/ Dan Rothaupt	Director	March 30, 2004
Dan Rothaupt