Form 10-Q
period 2004-03-31
AES IRONWOOD LLC
filed 2004-05-13
CIK 1099291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 333-91391

AES IRONWOOD, L.L.C.

(Exact name of registrant as specified in its charter)

Delaware	54-1457573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

305 PRESCOTT ROAD, LEBANON, PA	17042
(Registrant’s address of principal executive offices,)	(zip code)

Registrant’s telephone number, including area code: (717) 228-1328

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

Condensed Statements of Operations
Three Months Ended March 31, 2004 and 2003

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
		(as restated see Note 11)
OPERATING REVENUES
Energy	$13,964	$12,077

OPERATING EXPENSES
Depreciation	2,707	2,596
Operating Fee	1,304	1,277
Operating Costs	822	1,710
General and Administrative Costs	2,024	2,199
	6,857	7,782
Operating Income	7,107	4,295

OTHER INCOME/EXPENSE:
Other Income	6	233
Interest income	16	21
Interest expense	(6,670)	(6,778)
NET INCOME/(LOSS)	$459	$(2,229)

See notes to condensed financial statements.

AES IRONWOOD, L.L.C.
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

Condensed Balance Sheets

as of March 31, 2004 and December 31, 2003

(Unaudited)

(dollars in thousands)

	March 31, 2004	December 31, 2003
ASSETS:

Current assets:
Cash and cash equivalents	$3,772	$2,366
Interest receivable	4	4
Accounts receivable — net	4,412	4,445
Prepaid expenses	1,270	1,046
Inventory — fuel	6	7
Asset held for sale (Note 9)	450	450
Total current assets	9,914	8,318

Land	1,143	1,143
Property, plant, and equipment-net of accumulated depreciation of $23,451and $20,744, respectively	311,072	313,335
Deferred financing costs-net of accumulated amortization of $679 and $645, respectively	2,956	2,990
Restricted cash including debt service reserve	4,549	4,556
Total assets	$329,634	$330,342
LIABILITIES AND MEMBER’S CAPITAL:

Current liabilities:
Accounts payable	$510	$61
Accrued interest	2,216	2,227
Payable to AES and affiliates	1,904	2,146
Note payable	—	292
Bonds payable - current	6,525	6,356
Total current liabilities	11,155	11,082

Deferred revenue	1,910	1,392
Bonds payable – non current	293,658	295,416

Total liabilities	306,723	307,890

Commitments and Contingencies (Notes 6 and 7)
Member’s capital:
Common stock, $1 par value-10 shares authorized, none issued or outstanding	—	—
Contributed capital	38,800	38,800
Member’s accumulated deficit	(15,889)	(16,348)

Total member’s capital	22,911	22,452
Total liabilities and member’s capital	$329,634	$330,342

See notes to condensed financial statements.

AES IRONWOOD, L.L.C.

AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

Condensed Statement of Changes in Member’s Capital

From December 31, 2003

Through March 31, 2004

(Unaudited)

(dollars in thousands)

	Common Stock		Additional Paid - in Capital	Member’s Accumulated Deficit	Total
	Shares	Amount

BALANCE DECEMBER 31, 2003	—	$—	$38,800	$(16,348)	$22,452
Net income	—	—	—	459	459
BALANCE MARCH 31, 2004	—	$—	$38,800	$(15,889)	$22,911

See notes to condensed financial statements.

AES IRONWOOD, L.L.C.
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS,

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
		(as restated see Note 11)
OPERATING ACTIVITIES:
Net income (loss)	$459	$(2,229)
Amortization of deferred financing costs	34	34
Depreciation	2,707	2,596
Change in:
Interest receivable	—	3
Accounts receivable	33	5,407
Prepaid expense	(224)	225
Inventory	1	8
Accounts payable	449	(2,327)
Accrued interest	(11)	(8)
Account payable-parent and affiliates	(242)	(576)
Deferred revenue	518	348
Net cash provided by operating activities	3,724	3,481

INVESTING ACTIVITIES:
Payments for property, plant and equipment	(444)	(30)
Withdrawals from restricted cash accounts	7	2,407
Net cash (used in) provided by investing activities	(437)	2,377

FINANCING ACTIVITIES:
Payments for bonds payable	(1,589)	(1,188)
Payments on note payable	(292)	(865)
Net cash (used in) financing activities	(1,881)	(2,053)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,406	3,805
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,366	1,088
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,772	$4,893

SUPPLEMENTAL DISCLOSURE:
Interest paid	$6,681	$6,778

See notes to condensed financial statements.

AES IRONWOOD, L.L.C.
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

Notes to Condensed Financial Statements

1.            ORGANIZATION

AES Ironwood, L.L.C. (the “Company”) was formed on October 30, 1998 in the State of Delaware, to develop, construct, own, operate and maintain a 705-megawatt (MW) gas-fired, combined cycle electric generating facility (the “Facility”) in South Lebanon Township, Pennsylvania. The Company was considered dormant until June 25, 1999, at which time it consummated a project financing and certain related agreements. The Facility, which was declared commercially available on December 28, 2001, consists of two Westinghouse 501 G combustion turbines; two heat recovery steam generators and one steam turbine. The Facility produces and sells electricity, and provides fuel conversion and ancillary services, solely to Williams Power Company, Inc., formerly known as Williams Energy Marketing & Trading Company (“Williams”) under a power purchase agreement with a term of 20 years that commenced on December 28, 2001.

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

The Company generates energy revenues under its power purchase agreement with Williams. During the 20-year term of the agreement, the Company expects to sell electric energy and capacity produced by the Facility, as well as ancillary and fuel conversion services. Under the power purchase agreement, the Company also generates revenues from meeting (1) base electrical output guarantees and (2) heat rate bonuses through efficient electrical output.   Revenues from the sales of electric energy are recorded based on output delivered at rates as specified under contract terms. Revenues from capacity are recorded on a straight-line basis over the life of the contract. Amounts billed in excess of revenue recognized are recorded as deferred revenue.  Revenues for ancillary and other services are recorded when the services are rendered.

As of March 31, 2004, accounts receivable of approximately $4.4 million consists of unpaid invoices from Williams for operations of approximately $5.5 million, from Siemens Westinghouse for warranty reimbursables of approximately $151 thousand and from the sale of excess fuel of approximately $3 thousand, less allowance for doubtful accounts of approximately $1.3 million. As of December 31, 2003, accounts receivable of approximately $4.4 million consisted of unpaid invoices from Williams of approximately $5.5 million, from Siemens Westinghouse of approximately $193 thousand, less allowance for doubtful accounts of approximately $1.3 million.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Because the accompanying condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles, they should be read in conjunction with the audited financial statements for the period ended December 31, 2003 and notes thereto included in AES Ironwood, L.L.C.’s Annual Report on Form 10-K for the year ended December 31, 2003.

3.            OPERATIONS

Since achieving commercial operations in December 2001, the Company is eligible to receive variable operations and maintenance payments, total fixed payments and other payments for the delivery of fuel conversion, capacity and ancillary services.  Since December 28, 2001, Williams has not requested that the Company dispatch the facility to a significant degree. The minimum capacity payments provided for under the power purchase agreement have been the Company’s primary source of operating revenues, representing $11.8 million of the Company’s total operating revenues for the three months ended March 31, 2004 compared to $11.8 million for the three months ended March 31, 2003.  At March 31, 2004, approximately $1.9 million has been deferred consistent with the Company’s revenue recognition policy discussed in Note 11.

The Company has used these operating revenues, together with interest income from the investment of operating funds to pay its generation expenses and other operations and maintenance expenses.

The Company has been dispatched by Williams in February and March 2004 but can provide no assurance that the Company will continue to be dispatched.  In the event that the facility is not dispatched, the Company’s operating revenues will consist of minimum capacity payments under the power purchase agreement.

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

The Company depends on Williams for both revenues and fuel supply under the power purchase agreement.  If Williams were to terminate or default under the power purchase agreement, there would be a severe negative impact on the Company’s cash flow and financial condition which could result in a default on its senior secured bonds.  Due to recent declines in pool prices, the Company would expect that if it were required to seek alternative purchasers of its power as a result of a default by Williams that any such alternate revenues would be substantially below the amounts that would have been otherwise payable pursuant to the power purchase agreement.  There can be no assurance as to the Company’s ability to generate sufficient cash flow to cover operating expenses or its debt service obligations in the absence of a long-term power purchase agreement with Williams.

4.            BONDS

On June 25, 1999, the Company issued $308.5 million in senior secured bonds for the purpose of providing financing for the construction of the Facility and to fund, through the construction period, interest payments to the bondholders. On May 12, 2000, the Company consummated an exchange offer whereby the holders of the senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds. Repayment of the bonds commenced with the quarterly payment on February 28, 2002. The remaining amount payable in 2004 is approximately $4.77 million. Annual principal repayments over the life of the bonds range from $1.97 million to $21.3 million. Repayment dates are February 28, May 31, August 31 and November 30 of each year, with the final payment due November 30, 2025.

Repayments subsequent to March 31, 2004 are as follows:

(000’s)

Year	Principal	Interest	Total
2004	$4,767	$19,835	$24,602
2005	7,032	25,931	32,963
2006	7,156	25,304	32,460
2007	9,132	24,605	33,737
2008	11,352	23,723	35,075
2009-2025	260,744	222,316	483,060

Total payments	$300,183	$341,714	$641,897

In an action related to the ratings downgrade of The Williams Companies, Inc., S&P lowered its ratings on the Company’s senior secured bonds to “BB-” from “BBB-” on July 26, 2002, and placed the rating on credit watch. On December 10, 2003 S&P lowered its ratings on the

Company’s senior secured bonds to “B+” from “BB-” with a negative outlook. On November 27, 2002, Moody’s lowered its ratings on the Company’s senior secured bonds to “B2” from “Ba2”.   The Company does not believe that such ratings downgrades will have any other direct or immediate effect on it, as none of the other financing documents or project contracts has provisions that are triggered by a reduction of the ratings of the bonds.

5.          EQUITY SUBSCRIPTION AGREEMENT

Under an Equity Subscription Agreement, AES Ironwood, Inc. was obligated to contribute up to approximately $50.1 million in the form of either subordinated debt or equity to the Company to fund project costs. As of December 31, 2002 AES Ironwood, Inc. had made net contributions of $38.8 million of equity capital.  Approximately $9.1 million of the remaining contribution was supported by a surety bond until June 25, 2002, when the surety bond expired. At that time the surety bond was replaced by an acceptable letter of credit in the amount of $9.1 million. The need for the letter of credit ceased with the granting of final acceptance on March 12, 2003. The collateral agent was notified and they have released the Company of this requirement.

6.            POWER PURCHASE AGREEMENT

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

Concentration of Credit Risk – Williams currently is the Company’s sole customer for purchases of capacity, ancillary services, and energy, and the Company’ sole source for fuel. Williams’ payments under the power purchase agreement are expected to provide all of the Company’s revenues during the term of the power purchase agreement. It is uncertain whether the Company would be able to find another purchaser or fuel source on similar terms for its facility if Williams were not performing under the power purchase agreement. Any material failure by Williams to make capacity and fuel conversion payments or to supply fuel under the power purchase agreement would have a severe impact on the Company’s operations. The payment obligations of Williams under the power purchase agreement are guaranteed by The Williams Companies, Inc. The Guaranty by The Williams Companies, Inc., dated June 25, 1999 indicated the total aggregate liability to be approximately $408 million; as reduced from time to time as provided by a reduction schedule described in the guaranty (“Guaranty Cap”). At March 31, 2004, this amount was approximately $402 million.

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

For the three months ended March 31, 2004, the Company has invoiced Williams approximately $13.3 million in respect of fixed payments, fuel conversion services, and ancillary services. Of this amount approximately $518 thousand has been deferred in accordance with the Company’s revenue recognition policy as described in Note 2.

7.          COMMITMENTS AND CONTINGENCIES

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

Power Purchase Agreement - The Company had ongoing disputes, including arbitration with Williams, relating to the parties power purchase agreement.  The arbitration was bifurcated into two phases, and an award was issued on Phase I on February 3, 2004.  The primary issue in Phase I related to various aspects of the availability of the facility for the year ended December 31, 2002, including disputes over the amount of any availability bonus or penalty.  Phase II of the arbitration involves a dispute concerning the proper duration of facility start-ups and shutdowns, including fuel used during start-ups and shutdowns.  While Phase I of the arbitration was limited to billing disputes in 2002, many of the same issues are disputed between the parties for 2003 billings.

The arbitral panel’s award on Phase I of the arbitration was in support of the Company’s position regarding how to treat facility availability and the applicable rules of PJM Interconnection, L.L.C. in the billing dispute with the Company over the availability of the facility.  The panel declined, however, to decide the facility’s availability during 43 disputed maintenance events.  Instead, it encouraged the parties to reach a mutual resolution of the disputed events by applying the correct Pennsylvania-New Jersey-Maryland (“PJM”) rule and, failing mutual agreement, to submit the dispute to a third party engineer for resolution.  The parties are currently discussing possible resolution of the disputed events, and anticipate submitting any events that cannot be resolved by mutual agreement to a third party.  Until the matter is fully resolved, the availability of the Facility, and certain payments that are calculated based on availability, cannot be determined.  However, based on the panel’s award and its negotiations with Williams, the Company anticipates it will be paid some portion of its claimed availability bonus for 2002 and 2003 and does not owe an amount for annual availability capacity adjustment or fuel conversion volume rebate. In February 2004, Williams paid the Company approximately $1.1 million in respect of the Company’s claimed availability bonus for 2003. This amount is included in operating revenues for the three months ended March 31, 2004.

Also as a result of the panel’s Phase I Award, the Company will begin pre-funding a cash account on a quarterly basis to reflect the maximum amount of a fuel conversion volume rebate that might be payable to Williams if the facility operates the requisite number of hours to earn the maximum rebate available under the power purchase agreement.  The maximum theoretical annual amount of the fuel conversion volume rebate is $1.7 million, but the account will not be fully funded during the course of the year if the facility is not operated a sufficient number of hours to achieve the maximum fuel conversion volume rebate.  Depending on the amount of facility operation, the Company may be entitled to withdraw some of the funds deposited into the account during the second half of its fiscal year.  Based on the arbitral award, no payments for fuel conversion volume rebate were due for 2002 or 2003.  If funding is required, amounts will be classified as restricted cash. For the three months ended March 31, 2004, the Company has determined that approximately $71 thousand should be deposited into this account and did so on April 1, 2004. The Company will reassess this funding requirement for each subsequent quarter to determine the liability.

On March 12, 2004, the parties settled Phase II of the arbitration between the Company and Williams, which involved Williams’ claims that the duration of start-ups and shutdowns should be shortened, with a corresponding reduction in the volume of fuel consumed during such operations.  The settlement resolves and releases, without any payment by the Company, Williams’ claim that it should be reimbursed retroactively to the date of commercial operation for excess fuel allegedly consumed during start-ups and shutdowns.  An agreed order of dismissal has been submitted requesting the arbitral panel to dismiss Phase II of the arbitration with prejudice.  The settlement of Phase II has no impact on Phase I of the arbitration.  The parties continue to negotiate in an effort to settle issues left unresolved by the award in Phase I.

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

The Company has entered into a contract with the Metropolitan Edison Company for the use of additional capacity of up to four hundred acre feet of water from the Merrill Creek. The fee for this is approximately $350 thousand per year paid in advance on the payment dates of February 2 and July 2 of each year. Capacity became available on the commencement of commercial operations, December 28, 2001. The agreement will terminate on January 1, 2033. Additionally the Company will pay its allocable share of operations and maintenance costs of Merrill Creek.

Interconnection Agreement - The Company has entered into an interconnection agreement with GPU Energy to transmit the electricity generated by the Company to the transmission grid so that it may be sold as prescribed under the Company’s power purchase agreement. The agreement is in effect for the life of the Facility; however, it may be terminated by mutual consent of both GPU Energy and the Company under certain circumstances as detailed in the agreement. Costs associated with the agreement are based on electricity transmitted via GPU Energy at a variable price, and the tariff imposed by the Pennsylvania/New Jersey/Maryland power pool market, as charged by GPU Energy to the Company, which is comprised of both service cost and asset recovery cost, as determined by GPU Energy and approved by the Federal Energy Regulatory Commission. The Company is obligated to pay approximately $204 thousand per year as a maintenance fee for the interconnection equipment. The term of the maintenance agreement is twenty-five years.

8.            RECENT AND NEW ACCOUNTING PRONOUNCEMENTS

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

9.            ASSET HELD FOR SALE

During 2002, the Company commenced installation of an auxiliary boiler to increase the efficiency of the Facility. The arbitration settlement of March 2003 determined that the Company has no obligation to install the auxiliary boiler as there would be no economic benefit produced by its installation. On July 24, 2003, the Company entered into a contract with a sales assistance company to facilitate the sale of the boiler. The fair value less selling costs of the auxiliary boiler is estimated to be approximately $450 thousand and is included in asset held for sale.  For the three months ended March 31, 2004 there were no adjustments to this asset.

10.          RELATED PARTY TRANSACTIONS

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

During the construction period, the construction management fees were paid to Prescott from the investment balances or from parent funding. For the three months ended March 31, 2004 and 2003, approximately $1.3 million and $1.3 million respectively, in management fees were incurred and charged to operating expenses and $435 thousand and $425 thousand respectively, were payable to Prescott for the three months then ended.

Accounts receivable from parent and affiliates generally represents charges for certain AES projects that the Company has paid for and invoiced to the Company’s parent and affiliates. Accounts payable are generally amounts owed for shared services to the Company’s parent and affiliates. Accounts receivable from parent and affiliates were in the amount of $0 as of March 31, 2004 and December 31, 2003.  Accounts payable to AES and affiliates as of March 31, 2004 and 2003 amounted to $1.9 million and $2.1 million, respectively.

The Company is the primary source of contributions for the AES Ironwood Foundation (the “Foundation”), a non-profit organization founded to provide social responsibility to the local communities. The Company does not consolidate the financial statements of the Foundation into its financial statements as the Company does not control the operations of the Foundation, nor does the Company hold an ownership interest in the Foundation. The Company’s discretionary funding for the three months ended March 31, 2004 and 2003 was approximately $25 thousand and $5 thousand, respectively.

11.          RESTATEMENT

Certain 2003 amounts have been reclassified in the condensed financial statements to conform to the 2004 presentation. Subsequent to the issuance of results for the first quarter of

2003, the Company determined that revenues from fixed capacity payments had not been properly recognized in accordance with Emerging Issues Task Force Issue No. 91-6 “Revenue Recognition of Long-Term Power Sales Contracts”  (EITF 91-6).   Under EITF 91-6, as it applies to the Company’s power purchase agreement, fixed capacity revenues should be reflected on the straight-line basis over the life of the power purchase agreement. Differences between the actual capacity payments and the straight-line method are recorded as deferred revenue. As a result, the operating results for the quarterly period ended March 31, 2003 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

	March 2003 As previously reported	March 2003 As restated

Revenues	$12,425	$12,077
Operating Income	4,643	4,295
Net Loss	$(1,881)	$(2,229)

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

•      an adequate merchant market after the expiration or in the event of a termination of the power purchase agreement;

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

As discussed in Note 11 to the unaudited condensed financial statements, the Company’s March 31, 2003 financial statements have been restated. The accompanying management discussion and analysis give effect to that restatement.

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

Energy Revenues

We generate energy revenues under our power purchase agreement with Williams. During the 20-year term of the agreement, we also expect to sell electric energy and capacity produced by the Facility, as well as ancillary and fuel conversion services. Under the power purchase agreement, we also generate revenues from meeting (1) base electrical output guarantees and (2) heat rate bonuses through efficient electrical output.

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

Recent and New Accounting Pronouncements

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

Equity Contributions

We, along with AES Ironwood, Inc., entered into an equity subscription agreement, pursuant to which AES Ironwood, Inc. was required to contribute up to $50.1 million to us to fund project costs after the bond proceeds have been fully utilized.  As of December 31, 2003, AES Ironwood, Inc. had made net contributions of $38.8 million of equity capital.  Upon final acceptance of the plant, no further contribution is required.  On March 12, 2003, final acceptance of the plant was granted to Siemens Westinghouse so AES Ironwood, Inc. is no longer required to contribute funds to us.

Results of Operations

For the Three Months Ended March 31, 2004 and 2003

Operating revenues for the three months ended March 31, 2004 were approximately $14.0 million compared to $12.1 million for the comparable period of the prior calendar year. This amount consists of capacity payments of approximately $4.0 million per month in 2004 and $4.0 million per month in 2003. During February 2004, Williams paid approximately $1.1 million in respect of 2002 availability bonus. This amount was included with operating revenues for the three months ended March 31, 2004. The remainder of the operating revenues for the three months ended March 31, 2004 consists of fuel conversion payments, start-up payments and heat rate bonus payments in the amount of $430 thousand, $277 thousand and $51 thousand, respectively. There was an increase in fuel conversion services in 2004 primarily because we were dispatched for approximately 241 hours during the three months ended March 31, 2004 and approximately 109 hours for the comparable period of the prior calendar year; and greater payments were received for fuel conversion and heat rate bonus in 2004 than 2003. Under EITF 91-6, as it applies to our power purchase agreement, fixed capacity revenues are reflected on the straight-line basis over the life of the power purchase agreement. Differences between the actual capacity payments and the straight-line method are recorded as deferred revenue.

Depreciation for the three months ended March 31, 2004 was approximately $2.7 million compared to $2.6 million for the comparable period of the prior calendar year.

Operating fees for the three months ended March 31, 2004 were flat compared to the comparable period of the prior calendar year. Operating fees are slightly higher during the current quarter as these fees are adjusted annually for inflation. We entered into a Development and Operations Services Agreement, dated as of June 1, 1999, with AES Prescott, L.L.C. by which AES Prescott, L.L.C. provided development and construction management services and is providing operating and maintenance services for our Facility for a period of 27 years.

Operating costs for the three months ended March 31, 2004 were $822 thousand, compared with $1.71 million for the comparable period of the prior calendar year. Other operating costs include, but are not limited to, fuel paid for facility testing, non-dispatch payments, heat rate penalty and emissions allowances. The decrease in 2004 is primarily due to higher costs paid for fuel, heat rate and non- dispatch penalties during 2003. We are required to perform an annual winter capability test during the months of December through February. If the Facility is dispatched during those months, we can perform the test during a two hour period at base load. By performing the test during such a period, we are not required to pay for fuel used during the test, as fuel is supplied by Williams in such circumstances. During 2004 the plant was dispatched and we performed the test accordingly. During the same period in 2003, the Facility was not dispatched, and we were obligated to perform the test at our cost. The cost of fuel used for the test was $0 for the three months ended March 31, 2004 compared to approximately $828 thousand for the comparable period of the prior calendar year. Non-dispatch payments for the three months ended March 31, 2004 were $17 thousand compared to approximately $205 thousand for the comparable period of the prior calendar year.

For the three months ended March 31, 2004, other income was $6 thousand compared to $233 thousand for the comparable period of the prior calendar year. The decrease in 2004 is due to higher heat rate and interim rebates invoiced to Siemens Westinghouse in the first quarter of 2003. The rebates ended in March 2003 with the granting of final acceptance

For the three months ended March 31, 2004, interest expense on the bond proceeds was $6.67 million, compared to $6.78 million for the comparable period of the prior calendar year. The decrease in 2004 is due to payments of bond principal resulting in a lower interest calculation.

As a result of the foregoing, we had a net income of $459 thousand for the three months ended March 31, 2004 compared to a net loss of $2,229 thousand for the comparable period of the prior calendar year.

Liquidity and Capital Resources

The minimum cash flow from Williams under the power purchase agreement is approximately $4.1 million per month or approximately $49 million annually. Net operating cash outflows are approximately $1.3 million per month. The balance left will provide for senior debt interest and principal payments. We expect that current dispatch scenarios from Williams will yield cash flows in 2004 similar to 2003. Consistent with our revenue recognition policy discussed in Note 2 to the condensed financial statements, a portion of the amount collected has been deferred. Additionally, a significant monthly expenditure is for payment of our long term service agreement with Siemens Westinghouse. This agreement provides that we pay approximately $400 per gas turbine per equivalent operating hour. In the event we are not required to dispatch the facility, there is no charge. While operating at base load, the estimated monthly payment for the long term service agreement could be as much as $450 thousand. We believe that our cash flows are sufficient to fund our future operations and to satisfy our outstanding obligations.

We believe that cash flows from the sale of electricity under the power purchase agreement will be sufficient to pay ongoing project costs, including principal and interest on the senior secured bonds. After the power purchase agreement expires, we will depend on market sales of electricity.

In order to provide liquidity in the event of cash flow shortfalls, the debt service reserve account contains an amount equal to the debt service reserve account required balance through cash funding, issuance of the debt service reserve letter of credit or a combination of the two. For the three months ended March 31, 2004 and 2003 cash provided from operating activities was approximately $3.7 million and $3.5 million, respectively.  Additions to net income to arrive at cash provided from operating activities include such non-cash expenses as depreciation and amortization of deferred financing costs.  For the three months ended March 31, 2004 and 2003 depreciation expense was $2.7 million and $2.6 million, respectively and amortization expense for the three months ended March 31, 2004 and 2003 was $34 thousand and $34 thousand, respectively.

For the three months ended March 31, 2004 net cash used in investing activities was $437 thousand compared to net cash provided by investing activities of $2.4 million for the three months ended March 31, 2003. The amount in 2003 was due the terms of Agreement Change Order 71, of final acceptance. As part of the agreement, approximately $2.2 million of restricted funds for a milestone payment to Siemens Westinghouse was returned to us during the first quarter of 2003.

For the three months ended March 31, 2004 and 2003 net cash used in financing activities was approximately $1.9 million compared to $2.1 million for the three months year ended March 31, 2003.

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

Cash balances at March 31, 2004 and 2003 are as follows:

Unrestricted Cash (balance in 000’s)	March 31, 2004	December 31, 2003
Checking account – general	$25	$21
Cash Management Account	395	389
Revenue Account	3,349	1,953
Distribution Account	3	3
Total Unrestricted Cash	$3,772	$2,366

Restricted Cash (balances in 000’s)	March 31, 2004	December 31, 2003
Bond Interest Account	$2,231	$2,241
Bond Principal Payment Account	536	535
Operating and Maintenance Account	1,048	1,047
Major Maintenance Reserve Account	707	707
Debt Reserve LOC Account	27	26
Total Restricted Cash	$4,549	$4,556

Concentration of Credit Risk

Williams currently is our sole customer for purchases of capacity, ancillary services and energy, and the sole source for fuel. Williams’ payments under the power purchase agreement are expected to provide all of our revenues during the term of the power purchase agreement. It is uncertain whether we would be able to find another purchaser or fuel supplier on similar terms for the Facility if Williams were not performing under the power purchase agreement. Any material failure by Williams to make capacity and fuel conversion payments or to supply fuel under the power purchase agreement would have a severe impact on our operations. The payment obligations of Williams under the power purchase agreement are guaranteed by The Williams Companies, Inc. The Guaranty by The Williams Companies, Inc., dated June 25, 1999 indicated the total aggregate liability to be approximately $408 million; as reduced from time to time as provided by a reduction schedule described in the guaranty (“Guaranty Cap”). At March 31, 2004, this amount was approximately $402 million.

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

In an action related to the ratings downgrade of The Williams Companies, Inc., S&P lowered its ratings on our senior secured bonds to “BB-” from “BBB-” on July 26, 2002, and placed the rating on credit watch.  Currently the ratings remain at “BB-”with a negative outlook. On November 27, 2002, Moody’s lowered its ratings on our senior secured bonds to “B2” from “Ba2”.  We do not believe that such ratings downgrades will have any other direct or immediate effect as none of the other financing documents or project contracts have provisions that are triggered by a reduction of the ratings of the bonds.

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

Our dependence on The Williams Companies, Inc. and its affiliates under the power purchase agreement exposes us to possible loss of revenues and fuel supply, which in turn could negatively impact cash flow and financial condition and could result in a default under the senior secured bonds. There can be no assurance as to our ability to generate sufficient cash flow to cover operating expenses or debt service obligations in the absence of a long term power purchase agreement with Williams or its affiliates

Business Strategy and Outlook

Our overall business strategy is to market and sell all of our net capacity, fuel conversion and ancillary services to Williams during the 20-year term of the power purchase agreement. After expiration or in the event of an early termination of the power purchase agreement, we anticipate selling our Facility’s capacity; ancillary services and energy in the spot market or under a short or long term power purchase agreement or into the Pennsylvania/New Jersey/Maryland power pool market. We intend to cause our Facility to be managed, operated, and maintained in compliance with the project contracts and all applicable legal requirements.

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

Property, Plant and Equipment

Property, plant and equipment is recorded at cost and is depreciated over its useful life. The plant is depreciated using a ten percent salvage value based on estimates from a third party engineer. We believe 10% salvage value to be reasonable and appropriate, and we intend to periodically re-evaluate this percentage. The estimated lives of our generation facilities range from 5 to 40 years. A significant decrease in the estimated useful life of a material amount of our property, plant or equipment could have a material adverse impact on our operating results in the period in which the estimate is revised and subsequent periods.

Description of Asset	Depreciable Life	Net Book Value at March 31, 2004	Net Book Value at December 31, 2003
		(in thousands)	(in thousands)
Plant	40	$223,299	$224,627
Buildings	40	828	833
Land Improvements	40	10,573	10,643
Equipment	40	2,012	2,023
Rotable Turbine Parts	7-28	46,020	46,992
Development Costs	25	22,243	22,513
Furniture & Fixtures	15	687	696
Data Processing Equipment	7	418	440
Vehicles	5	217	228
Projects	na	2,266	1,934
Spare Parts	na	2,509	2,406
		$311,072	$313,335

Contingencies

We had ongoing disputes, including arbitrations with Williams, relating to the parties power purchase agreement.  The most recent arbitration was bifurcated into two phases, and an award was issued on Phase I on February 3, 2004.  The primary issue in Phase I related to various aspects of the availability of the facility for the year ended December 31, 2002, including disputes over the amount of any availability bonus or penalty.  Phase II of the arbitration involves a dispute concerning the proper duration of facility start-ups and shutdowns, including fuel used during start-ups and shutdowns.  While Phase I of the arbitration was limited to billing disputes in 2002, many of the same issues are disputed between the parties for 2003 billings.

The arbitral panel’s award on Phase I of the arbitration was in support of the our position regarding how to treat facility availability and the applicable rules of PJM Interconnection, L.L.C. in the billing dispute with us over the availability of the facility.  The panel declined, however, to decide the facility’s availability during 43 disputed maintenance events.  Instead, it encouraged the parties to reach a mutual resolution of the disputed events by applying the correct PJM rule and, failing mutual agreement, to submit the dispute to a third party engineer for resolution.  The parties are currently discussing possible resolution of the disputed events, and anticipate submitting any events that cannot be resolved by mutual agreement to a third party.  Until the matter is fully resolved, the availability of the facility, and certain payments that are calculated based on availability, cannot be determined.  However, based on the panel’s award and our negotiations with Williams, we anticipate we will be paid some portion of our claimed availability bonus for 2002 and 2003 and that we do not owe an amount for annual availability capacity adjustment or fuel conversion volume rebate. In February 2004, Williams paid the Company approximately $1.1 million in respect of the Company’s claimed availability bonus for 2003. This amount is included in operating revenues for the three months ended March 31, 2004.

Also as a result of the panel’s Phase I Award, we will begin pre-funding a cash account on a quarterly basis to reflect the maximum amount of a fuel conversion volume rebate that might be payable to Williams if the facility operates the requisite number of hours to earn the maximum rebate available under the power purchase agreement.  The maximum theoretical amount of the fuel conversion volume rebate is $1.7 million, but the account will not be fully funded during the course of the year if the facility is not operated a sufficient number of hours to achieve the maximum fuel conversion volume rebate.  Depending on the amount of facility operation, we may be entitled to withdraw some of the funds deposited into the account during the second half of our fiscal year.  Based on the arbitral award, no payment for a fuel conversion volume rebates were due for 2002 or 2003. For the three months ended March 31, 2004, the Company has determined that approximately $71 thousand should be deposited into this account and did so on April 1, 2004.

On March 12, 2004 the parties settled Phase II of the arbitration between Williams and us, which involved Williams’ claims that the duration of start-ups and shutdowns should be shortened, with a corresponding reduction in the volume of fuel consumed during such operations.  The settlement resolves and releases, without any payment by us, Williams’ claim that it should be reimbursed retroactively to the date of commercial operation for excess fuel allegedly consumed during start-ups and shutdowns.  An agreed order of dismissal was submitted requesting the arbitral panel to dismiss Phase II of the arbitration with prejudice.  The settlement of Phase II has no impact on Phase I of the arbitration.  The parties continue to negotiate in an effort to settle issues left unresolved by the Award in Phase I.

We will continue to discuss with Williams the calculation of these amounts but are unable to predict the outcome of these discussions and their potential impact on our ability to collect these revenue items either for 2004 or in the future.

Commitments

Bonds

Interest on the bonds is payable quarterly in arrears.  Quarterly principal payments on the bonds commenced on February 28, 2002.  The final maturity date for the bonds is November 30, 2025.

Repayments subsequent to March 31, 2004 are as follows:

Year	Principal	Interest	Total
2004	$4,767	$19,835	$24,602
2005	7,032	25,931	32,963
2006	7,156	25,304	32,460
2007	9,132	24,605	33,737
2008	11,352	23,723	35,075
2009-2025	260,744	222,316	483,060

Total payments (000’s)	$300,183	$341,714	$641,897

Operations Agreement

We entered into a Development and Operations Services Agreement, dated as of June 1, 1999, with AES Prescott by which AES Prescott is providing development and construction management services and, after the commercial operation date, operating and maintenance services for our facility for a period of 27 years. Under the operations agreement, AES Prescott is responsible for, among other things, preparing plans and budgets related to start-up and commercial operation of our facility, providing qualified operating personnel, making repairs, purchasing consumables and spare parts (not otherwise provided under the maintenance services agreement) and providing other services as needed according to industry standards. During fiscal year 2002, AES Prescott was compensated for the services on a cost plus fixed-fee basis of $425 thousand per month.  The fee is adjusted annually by the change in Gross Domestic Product, Implicit Price Deflator.  Total fees paid by us were $1.3 million for the three months ended March 31, 2004.  Under the services agreement between AES Prescott and The AES Corporation, The AES Corporation provides to AES Prescott all of the personnel and services necessary for AES Prescott to comply with its obligations under the operations agreement.

The following table is an estimate of management fees paid through the end of the contract, using an annual inflation rate of 2.7% (in thousands):

Payments subsequent to March 31, 2004 are as follows:

(000’s)

Year	Management Fee
2004	$3,911
2005	5,356
2006	5,501
2007	5,649
2008	5,802
2009-2025	126,424
Total payments	$152,643

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

The maintenance services agreement provides that we will pay a fixed amount, adjusted by inflation over the term, of the agreement. The payments are also based on the equivalent operating hours of the combustion turbines. The plant has typically been dispatched during the months of June, July, August, and September. The remaining months have typically seen little or no activity. The amounts shown in the table under maximum indicate dispatching the plant at base load for approximately 85% of the year. We do not believe this will be a likely occurrence:

Payments subsequent to March 31, 2004 are as follows:

(000’s)

Year	Minimum	Maximum
2004	$-0-	$5,340
2005	-0-	5,978
2006	-0-	6,139
2007	-0-	6,305
2008	-0-	6,475
2009	-0-	6,650
2010	-0-	6,829
Total payments	$-0-	$43,716

Item 4.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our President and our Principal Financial Officer, based on the evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, have concluded that as of March 31, 2004, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.               LEGAL PROCEEDINGS

The Company had ongoing disputes, including arbitration with Williams, relating to the parties power purchase agreement.  The arbitration was bifurcated into two phases, and an award was issued on Phase I on February 3, 2004.  The primary issue in Phase I related to various aspects of the availability of the facility for the year ended December 31, 2002, including disputes over the amount of any availability bonus or penalty.  Phase II of the arbitration involves a dispute concerning the proper duration of facility start-ups and shutdowns, including fuel used during start-ups and shutdowns.  While Phase I of the arbitration was limited to billing disputes in 2002, many of the same issues are disputed between the parties for 2003 billings. Refer to Note 7 of the condensed financial statements.

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

(b)   Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AES IRONWOOD, L.L.C.

Date: May 13, 2004	By:	/s/ A.W. Bergeron
A.W. Bergeron
President

Date: May 13, 2004	By:	/s/ Michael Carlson
Michael Carlson
Chief Financial Officer