Form 10-Q
period 2004-09-30
AES IRONWOOD LLC
filed 2004-11-12
CIK 1099291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

AES IRONWOOD, L.L.C.

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

Condensed Statements of Operations, Three and Nine Months Ended September 30, 2004 and 2003 (as restated)

Condensed Balance Sheets as of September 30, 2004 and December 31, 2003

Condensed Statement of Changes in Member’s Capital from December 31,2003 through September 30, 2004

Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 (as restated)

Notes to Condensed Financial Statements

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Item 4.

Controls and Procedures

PART 11. OTHER INFORMATION

Item 1.

Legal Procedings

Item 6.

Exhibits and Reports on Forms 8 – K

(a) Exhibits

(b) Reports on Form 8 – K...

SIGNATURES

PART I. FINANCIAL INFORMTION

ITEM 1.                             CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AES IRONWOOD, L.L.C.
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

Condensed Statements of Operations
Three and Nine Months Ended September 30, 2004 and 2003

(Unaudited)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
		(as restated see Note 11)		(as restated see Note 11)
OPERATING REVENUES
Energy	$13,878	$13,619	$41,146	$37,905

OPERATING EXPENSES
Depreciation	2,708	2,815	8,122	8,131
Operating fee	1,303	1,277	3,911	3,832
Operating costs	1,496	1,359	3,298	4,769
General and administrative costs	1,762	1,913	5,729	6,446
Loss on disposal of assets	—	814	—	814
Total operating expenses	7,269	8,178	21,060	23,992
Operating income	6,609	5,441	20,086	13,913

OTHER INCOME/EXPENSE
Other Income	8	2	15	240
Interest income	33	15	68	70
Interest expense	(6,600)	(6,725)	(19,905)	(20,256)
NET INCOME (LOSS)	$50	$(1,267)	$264	$(6,033)

See notes to condensed financial statements.

AES IRONWOOD, L.L.C.
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

Condensed Balance Sheets

as of September 30, 2004 and December 31, 2003

(Unaudited)

(dollars in thousands)

	September 30, 2004	December 31, 2003
ASSETS:

Current assets:
Cash and cash equivalents	$6,305	$2,366
Interest receivable	9	4
Accounts receivable — net	4,634	4,445
Prepaid insurance	1,459	813
Prepaid expenses-other	439	233
Inventory — fuel	1	7
Asset held for sale (Note 9)	450	450
Total current assets	13,322	8,318

Land	1,143	1,143
Property, plant, and equipment-net of accumulated depreciation of $28,866 and $20,744, respectively	307,093	313,335
Deferred financing costs-net of accumulated amortization of $747 and $645, respectively	2,888	2,990
Restricted cash including debt service reserve	4,606	4,556
Total assets	$329,027	$330,342
LIABILITIES AND MEMBER’S CAPITAL:

Current liabilities:
Accounts payable	$714	$61
Accrued interest	2,192	2,227
Payable to AES and affiliates	2,723	2,146
Note payable	702	292
Bonds payable – current	6,863	6,356
Total current liabilities	13,194	11,082

Deferred revenue	2,975	1,392
Bonds payable – non current	290,142	295,416

Total liabilities	306,311	307,890

Commitments and Contingencies (Notes 6 and 7)
Member’s capital:
Common stock, $1 par value-10 shares authorized, none issued or outstanding	—	—
Contributed capital	38,800	38,800
Member’s accumulated deficit	(16,084)	(16,348)

Total member’s capital	22,716	22,452
Total liabilities and member’s capital	$329,027	$330,342

See notes to condensed financial statements.

AES IRONWOOD, L.L.C.

AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

Condensed Statement of Changes in Member’s Capital

From December 31, 2003

Through September 30, 2004

(Unaudited)

(dollars in thousands)

	Common Stock		Additional Paid - in	Member’s Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE DECEMBER 31, 2003	—	$—	$38,800	$(16,348)	$22,452
Net income	—	—	—	264	264
BALANCE SEPTEMBER 30, 2004	—	$—	$38,800	$(16,084)	$22,716

See notes to condensed financial statements.

AES IRONWOOD, L.L.C.
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS,

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
		(as restated see Note 11)
OPERATING ACTIVITIES:
Net income (loss)	$264	$(6,033)
Amortization of deferred financing costs	102	102
Depreciation	8,122	8,131
Loss disposal of assets	—	814
Change in:
Interest receivable	(5)	4
Accounts receivable	(189)	4,997
Prepaid insurance	1203	822
Prepaid expense-other	(206)	(232)
Inventory-fuel	6	8
Other assets	—	753
Asset held for sale	—	(614)
Accounts payable	653	(1,306)
Accrued interest	(35)	(26)
Account payable-parent and affiliates	577	(502)
Deferred revenue	1,583	1,044
Net cash provided by operating activities	12,075	7,962

INVESTING ACTIVITIES:
Payments for property, plant and equipment	(1,880)	(1,971)
Deposit to restricted cash, Fuel Conversion Rebate (Note 7)	(71)	—
Withdrawals from restricted cash accounts	21	1,377
Net cash (used in) investing activities	(1,930)	(594)

FINANCING ACTIVITIES:
Payments for bonds payable	(4,767)	(3,564)
Payments on note payable	(1,439)	(1,166)
Net cash (used in) financing activities	(6,206)	(4,730)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,839	2,639
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,366	1,088
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,305	$3,726

SUPPLEMENTAL DISCLOSURE:
Interest paid	$19,940	$20,256
Insurance note payable	1,849	—

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

2.                                      BASIS OF PRESENTATION

In the Company’s opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the interim periods presented herein are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the three and nine-month periods presented herein are not necessarily indicative of the results of operations to be expected for the full year or future periods.

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

As of September 30, 2004, accounts receivable of approximately $4.6 million consists of unpaid invoices from Williams for operations of approximately $5.7 million, less allowance for doubtful accounts of approximately $1.1 million. As of December 31, 2003, accounts receivable of approximately $4.4 million consisted of unpaid invoices from Williams of approximately $5.5 million, from Siemens Westinghouse of approximately $193 thousand, less allowance for doubtful accounts of approximately $1.3 million.

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

Management services and fees have been allocated between operating costs and General and administrative costs.

3.                                      OPERATIONS

Since achieving commercial operations in December 2001, the Company is eligible to receive variable operations and maintenance payments, total fixed payments and other payments for the delivery of fuel conversion, capacity and ancillary services.  Since December 28, 2001, Williams has not requested that the Company operate the Facility to a significant degree. The minimum capacity payments provided for under the power purchase agreement have been the Company’s primary source of operating revenues, representing $12.1 million and $36.2 million of the Company’s total operating revenues for the three and nine months ended September 30, 2004 compared to $12.0 million and $35.7 million for the three and nine months ended September 30, 2003, respectively.  At September 30, 2004, approximately $3.0 million has been deferred consistent with Emerging Issues Task Force Issue No. 91-6 “Revenue Recognition of Long-Term Power Sales Contracts” (EITF 91-6).

The Company has used these operating revenues, together with interest income from the investment of operating funds to pay its generation expenses and other operations and maintenance expenses.

The Company has been dispatched by Williams for portions of February through September 2004 but can provide no assurance that the Company will continue to be dispatched.  In the event that the Facility is not dispatched, the Company’s operating revenues will consist of capacity payments under the power purchase agreement.

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

4.                                      BONDS

On June 25, 1999, the Company issued $308.5 million in senior secured bonds for the purpose of providing financing for the construction of the Facility and to fund, through the construction period, interest payments to the bondholders. On May 12, 2000, the Company consummated an exchange offer whereby the holders of the senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds. Repayment of the bonds commenced with the quarterly payment on February 28, 2002. The remaining principal amount payable in 2004 is approximately $1.6 million. Annual principal repayments over the life of the bonds range from $2.0 million to $21.3 million. Repayment dates are February 28, May 31, August 31 and November 30 of each year, with the final payment due November 30, 2025.

Repayments subsequent to September 30, 2004 are as follows:

(in thousands)

Year	Principal	Interest	Total
2004	$1,589	$6,576	$8,165
2005	7,032	25,931	32,963
2006	7,156	25,304	32,460
2007	9,132	24,605	33,737
2008	11,352	23,723	35,075
2009-2025	260,744	222,316	483,060

Total payments	$297,005	$328,455	$625,460

In an action related to the ratings downgrade of The Williams Companies, Inc., S&P lowered its ratings on the Company’s senior secured bonds to “BB-” from “BBB-” on July 26, 2002, and placed the rating on credit watch. On December 10, 2003 S&P lowered its ratings on the Company’s senior secured bonds to “B+” from “BB-” with a negative outlook. On July 30, 2004, S&P changed the outlook to stable. On November 27, 2002, Moody’s lowered its ratings on the Company’s senior secured bonds to “B2” from “Ba2”.   The Company does not believe that such ratings downgrades will have any other direct or immediate effect on it, as none of its other financing documents or project contracts has provisions that are triggered by a reduction of the ratings of the bonds.

A security rating is not a recommendation to buy, sell or hold securities and such rating may be subject to revision or withdrawal at any time by the assigning rating organization.  Furthermore, each security rating should be viewed independently of each other.

5.                                      EQUITY SUBSCRIPTION AGREEMENT

Under an Equity Subscription Agreement, AES Ironwood, Inc. was obligated to contribute up to approximately $50.1 million in the form of either subordinated debt or equity to the Company to fund project costs. As of December 31, 2002 AES Ironwood, Inc. had made net contributions of $38.8 million of equity capital. As final acceptance has been granted no further contributions are required or will occur.

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

Concentration of Credit Risk – Williams currently is the Company’s sole customer for purchases of capacity, ancillary services, and energy, and the Company’ sole source for fuel. Williams’ payments under the power purchase agreement are expected to provide all of the Company’s operating revenues during the term of the power purchase agreement. It is uncertain whether the Company would be able to find another purchaser or fuel source on similar terms for its Facility if Williams were not performing under the power purchase agreement. Any material failure by Williams to make capacity and fuel conversion payments or to supply fuel under the power purchase agreement would have a severe impact on the

Company’s operations. The payment obligations of Williams under the power purchase agreement are guaranteed by The Williams Companies, Inc. The Guaranty by The Williams Companies, Inc., dated June 25, 1999 indicated the total aggregate liability to be approximately $408 million; as reduced from time to time as provided by a reduction schedule described in the guaranty (“Guaranty Cap”). At September 30, 2004, this amount was approximately $399 million.

Under the power purchase agreement, in the event that S&P or Moody’s rate the long term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The Williams Companies, Inc., or an affiliate thereof, is required to replace The Williams Companies, Inc. guarantee with an alternative security that is acceptable to the Company. According to published sources, on July 23, 2002, S&P lowered the long term senior unsecured debt rating of The Williams Companies, Inc. to a below investment grade rating of “BB-”.  As of May 23, 2003, S&P’s rating of the debt remains below investment grade at “B+” with a negative outlook.  Also according to published sources, on July 24, 2002, Moody’s lowered the long term senior unsecured debt rating of The Williams Companies to a below investment rating of “B1”.  As of September 4, 2003, Moody’s rating of the debt remains below investment grade at “B2”. Accordingly, The Williams Companies, Inc.’s long-term senior unsecured debt is currently rated below investment grade by both S&P and Moody’s.

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

Since the Company depends on The Williams Companies, Inc. and its affiliates for both revenues and fuel supply under the power purchase agreement, if The Williams Companies,

Inc. and its affiliates were to terminate or default under the power purchase agreement, there would be a severe negative impact to the Company’s cash flow and financial condition which could result in a default on the Company’s senior secured bonds.  Due to recent declines in LMP prices, the Company would expect that if required to seek alternative purchasers of its power as a result of a default by The Williams Companies, Inc. and its affiliates that any such alternate revenues would be substantially below the amounts that would have been otherwise payable pursuant to the power purchase agreement.  There can be no assurance as to the Company’s ability to generate sufficient cash flow to cover operating expenses or debt service obligations in the absence of a long-term power purchase agreement with Williams or its affiliates.

For the three and nine months ended September, 2004, the Company has invoiced Williams approximately $14.3 million and $42.7 million, respectively, in respect of fixed payments, fuel conversion services, and ancillary services. For the three and nine periods ended September 30, 2004, approximately $529 thousand and $1.6 million, respectively, have been deferred in accordance with the Company’s revenue recognition policy as described in Note 2.

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

Power Purchase Agreement - The Company had ongoing disputes, including arbitration with Williams, relating to the parties’ power purchase agreement.  The arbitration was bifurcated into two phases, and an award was issued on Phase I on February 3, 2004.  The primary issue in Phase I related to various aspects of the availability of the Facility for the year ended December 31, 2002, including disputes over the amount of any availability bonus or penalty.  Phase II of the arbitration involved a dispute concerning the proper duration of Facility start-ups and shutdowns, including fuel used during start-ups and shutdowns and was dismissed on March 12, 2004.  While Phase I of the arbitration was limited to billing disputes in 2002, many of the same issues are disputed between the parties for 2003 billings.

The arbitral panel’s award on Phase I of the arbitration was in support of the Company’s position regarding how to treat Facility availability and the applicable rules of PJM Interconnection, L.L.C., a regional transmission organization that plays a vital role in the United States electric system, in the billing dispute with the Company over the availability of the Facility.  The panel declined, however, to decide the Facility’s availability during 43 disputed maintenance events.  Instead, it encouraged the parties to reach a mutual resolution of the disputed events by applying the correct Pennsylvania-New Jersey-Maryland (“PJM”) rule and, failing mutual agreement, to submit the dispute to a third party engineer for resolution.  The parties are currently discussing possible resolution of the remaining disputed events, and anticipate submitting any events that cannot be resolved by mutual agreement to a third party.  Until the matter is fully resolved, the availability of the Facility, and certain payments that are calculated based on availability, cannot be determined.  However, based on the panel’s award and its negotiations with Williams, the Company anticipates it will be paid some portion of its claimed availability bonus for 2002 and 2003 and does not owe an amount for annual availability capacity adjustment or fuel conversion volume rebate. In February 2004, Williams paid the Company approximately $1.1 million in respect of the Company’s claimed availability bonus for 2003. This amount was recorded in the three month period ended March 31, 2004 and is included in operating revenues for the nine months ended September 30, 2004.

Also as a result of the panel’s Phase I Award, the Company will begin pre-funding a cash account on a quarterly basis to reflect the maximum amount of a fuel conversion volume rebate that might be payable to Williams if the Facility operates the requisite number of hours to earn the maximum rebate available under the power purchase agreement.  The maximum theoretical annual amount of the fuel conversion volume rebate is $1.7 million, but the account will not be fully funded during the course of the year if the Facility is not operated a sufficient number of hours to achieve the maximum fuel conversion volume rebate.  Depending on the amount of Facility operation, the Company may be entitled to withdraw some of the funds deposited into the account during the second half of its fiscal year. If funding is required, amounts will be classified as restricted cash. For the three months ended March 31, 2004, the Company has determined that approximately $71 thousand should be deposited into this account. On April 1, 2004, the Company deposited $71 thousand. This amount is included with restricted cash. For the three and nine months ended September 30, 2004, the Company has determined that no additional liability has occurred. The Company will reassess this funding requirement for each subsequent quarter to determine the liability. The funding was accomplished by transferring funds from an unrestricted cash account to the restricted account.

On March 12, 2004, the parties settled Phase II of the arbitration between the Company and Williams, which involved Williams’ claims that the duration of start-ups and shutdowns should be shortened, along with a corresponding reduction in the volume of fuel consumed during such operations.  The settlement resolves and releases, without any payment by the Company, Williams’ claim that it should be reimbursed retroactively to the date of commercial operation for excess fuel allegedly consumed during start-ups and shutdowns.  An agreed order of dismissal has been submitted requesting the arbitral panel to dismiss Phase II of the arbitration with prejudice.  The settlement of Phase II has no impact on Phase I of the arbitration.  The parties actively continue to negotiate in an effort to settle issues left unresolved by the award in Phase I.

During the nine-month period ended September 30, 2004, the parties discovered a discrepancy between the measurement of fuel gas metering systems.  The discrepancy results in a higher than normal heat rate for the Facility which impacts the determination of a number of billing calculations including but not limited to heat rate bonus and penalty and non-dispatch payments.  Currently Williams is setting off the costs of the heat rate penalty and the parties are working together to resolve the issue.  Should amicable resolution not be achieved, this discrepancy could possibly enter the dispute resolution process.

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

8.                                      RECENT AND NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (ARB No. 51).  In October 2003, FASB Staff Position No. 46-6, “Effective Date of FIN 46, Consolidation of Variable Interest Entities” deferred the effective date of FIN 46 for variable interests held by a public entity in a variable interest entity (“VIE”) that was created or acquired before February 1, 2003 to the end of the first interim or annual period ending after December 15, 2003.  In December 2003, FASB issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46(r)”), which clarified some requirements and incorporated several staff positions that the Company was already required to apply.  In addition, FIN 46(r) deferred the effective date for VIEs that were created or acquired before February 1, 2003 and were not considered special purpose entities (“SPEs”) prior to the issuance of the interpretation until the first reporting period ending after March 15, 2004.  FIN 46(r) defines a VIE as (i) any entity in which the equity investors at risk in such entity do not have the characteristics of a controlling financial interest, or (ii) any entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.  It requires the consolidation of the VIE by the primary beneficiary.  The adoption of FIN 46(r) requires the Company to include disclosures for non SPE VIEs created or acquired on or after February 1, 2003 in its financial statements related to the total assets and the maximum exposure to loss resulting from the Company’s interests in VIEs.  The adoption of FIN 46(r) for VIEs created or acquired prior to February 1, 2003 did not have an impact on the Company’s financial statements.

9.                                      ASSET HELD FOR SALE

During 2002, the Company commenced installation of an auxiliary boiler to increase the efficiency of the Facility. The arbitration settlement of March 2003 determined that the Company has no obligation to install the auxiliary boiler as there would be no economic benefit produced by its installation. On July 24, 2003, the Company entered into a contract with a sales assistance company to facilitate the sale of the boiler. The fair value less selling costs of the auxiliary boiler is estimated to be approximately $450 thousand and is included in asset held for sale.  For the three and nine months ended September 30, 2004 there were no adjustments to this asset.

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

During the construction period, the construction management fees were paid to Prescott from the investment balances or from parent funding. For the three and nine months ended September 30, 2004 and 2003, respectively, approximately $1.3 million and $3.9 million in management fees were incurred and charged to operating expenses. Approximately $435 thousand and $425 thousand were payable to Prescott as of September 30, 2004 and 2003, respectively.

Accounts receivable from parent and affiliates generally represents charges for certain AES projects that the Company has paid for and invoiced to the Company’s parent and affiliates. Accounts payable are generally amounts owed for shared services to the Company’s parent and affiliates. Accounts payable to AES and affiliates as of September 30, 2004 and December 31, 2003 amounted to $2.7 million and $2.1 million, respectively.

The Company is the primary source of contributions for the AES Ironwood Foundation (the “Foundation”), a non-profit organization founded to provide social responsibility to the local communities. The Company does not consolidate the financial statements of the Foundation into its financial statements as the Company does not control the operations of the Foundation, nor does the Company hold an ownership interest in the Foundation. The Company’s discretionary funding for the three and nine months ended September 30, 2004 was approximately $25 thousand and $82 thousand, respectively, compared to $11 thousand and $97 thousand, respectively, for the comparable periods of the preceding calendar year.

11.                               RESTATEMENT

Subsequent to the issuance of results for the third quarter of 2003, the Company determined that revenues from fixed capacity payments had not been properly recognized in accordance with EITF 91-6.   Under EITF 91-6, as it applies to the Company’s power purchase agreement, fixed capacity revenues should be reflected on the straight-line basis over the life of the power purchase agreement. Differences between the actual capacity payments and the straight-line method are recorded as deferred revenue. As a result, the operating results for the three and nine months ended September 30, 2003 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

	Three Months ended September 30, 2003 as previously reported	Three Months ended September 30, 2003 as restated	Nine Months ended September 30, 2003 as previously reported	Nine Months ended September 30, 2003 as restated

Revenues	13,967	13,619	38,949	37,905

Operating Income	5,789	5,441	14,957	13,913

Net Loss	(919)	(1,267)	(4,989)	(6,033)

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

As discussed in Note 11 to the unaudited condensed financial statements, our September 30, 2003 financial statements have been restated. The accompanying management discussion and analysis give effect to that restatement.

General

AES Ironwood, L.L.C. was formed on October 30, 1998 to develop, construct, own, operate and maintain its Facility. We were dormant until June 25, 1999, the date of the sale of our senior secured bonds. We obtained $308.5 million of project financing from the sale of our senior secured bonds. The total cost of the construction of our Facility was approximately $330 million, which was financed by the proceeds from the sale of the senior secured bonds and the equity contributions described below.  The Facility granted provisional acceptance on December 27, 2001 and was declared commercially available on December 28, 2001. On March 12, 2003 we granted final acceptance under the terms of the engineering, procurement, and construction agreement.

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

Recent and New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (ARB No. 51).  In October 2003, FASB Staff Position No. 46-6, “Effective Date of FIN 46, Consolidation of Variable Interest Entities” deferred the effective date of FIN 46 for variable interests held by a public entity in a variable interest entity (“VIE”) that was created or acquired before February 1, 2003 to the end of the first interim or annual period ending after December 15, 2003.  In December 2003, FASB issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46(r)”), which clarified some requirements and incorporated several staff positions that we were already required to apply.  In addition, FIN 46(r) deferred the effective date for VIEs that were created or acquired before February 1, 2003 and were not considered special purpose entities (“SPEs”) prior to the issuance of the interpretation until the first reporting period ending after March 15, 2004.  FIN 46(r) defines a VIE as (i) any entity in which the equity investors at risk in such entity do not have the characteristics of a controlling financial interest, or (ii) any entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.  It requires the consolidation of the VIE by the primary beneficiary.  The adoption of FIN 46(r) requires us to include disclosures for non SPE VIEs created or acquired on or after February 1, 2003 in our financial statements related to the total assets and the maximum exposure to loss resulting from our interests in VIEs.  The adoption of FIN 46(r) for VIEs created or acquired prior to February 1, 2003 did not have an impact on our financial statements.

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

Results of Operations

For the Three Months Ended September 30, 2004 and 2003

Operating revenues for the three months ended September 30, 2004 were approximately $13.9 million compared to $13.6 million for the comparable period of the prior calendar year. This amount consists of capacity payments of approximately $4.0 million per month in 2004 and 2003. The remainder of the operating revenues for the three months ended September 30, 2004 consists of fuel conversion payments and start-up payments in the amount of $937 thousand and $838 thousand, respectively. Fuel conversion services in 2004 were flat in comparison to the prior year as dispatch hours were approximately the same; and greater payments were received for start-payments in 2004 than 2003, reflecting the greater number of starts the Facility was asked to perform. Under EITF 91-6, as it applies to our power purchase agreement, fixed capacity revenues are reflected on the straight-line basis over the life of the power purchase agreement. Differences between the actual capacity payments and the straight-line method are recorded as deferred revenue.

General and administrative costs for the three months ended September 30, 2004 were $1.8 million, compared with $1.9 million for the comparable period of the prior calendar year. The decrease in 2004 is due to lower legal expense.

For the three months ended September 30, 2004, interest expense on the bond proceeds was $6.6 million, compared to $6.7 million for the comparable period of the prior calendar year. The decrease in 2004 is due to payments of bond principal resulting in a lower interest calculation.

For the Nine Months Ended September 30, 2004 and 2003

Operating revenues for the nine months ended September 30, 2004 were approximately $41.1 million compared to $37.9 million for the comparable period of the prior calendar year. This amount consists of capacity payments of approximately $4.0 million per month in 2004 and $4.0 million per month in 2003. During February 2004, Williams paid approximately $1.1 million in respect of 2003 availability bonus. This amount was included with operating revenues for the nine months ended September 30, 2004. The remainder of the operating revenues for the nine months ended September 30, 2004 consists of fuel conversion payments, start-up payments and heat rate bonus payments in the amount of $2.1 million, $1.6 million and $57 thousand, respectively. There was an increase in fuel conversion services in 2004 primarily because we were dispatched for approximately 1,267 hours during the nine months ended September 30, 2004 and approximately 781 hours for the comparable period of the prior calendar year; and greater payments were received for fuel conversion and start-up payments in 2004 than 2003. Under EITF 91-6, as it applies to our power purchase agreement, fixed capacity revenues are reflected on the straight-line basis over the life of the power purchase agreement. Differences between the actual capacity payments and the straight-line method are recorded as deferred revenue.

Operating costs for the nine months ended September 30, 2004 were $3.3 million, compared with $4.8 million for the comparable period of the prior calendar year. Other operating costs include, but are not limited to, fuel paid for Facility testing, non-dispatch payments, heat rate penalty, emissions allowances and maintenance items. The decrease in 2004 is primarily due to higher costs paid for fuel, heat rate and non- dispatch penalties during 2003. We are required to perform an annual winter capability test during the months of December through February. If the Facility is dispatched during those months, we can perform the test during a two hour period at base load. By performing the test during such a period, we are not required to pay for fuel used during the test, as fuel is supplied by Williams in such circumstances. During 2004 the plant was dispatched and we performed the test accordingly. During the same period in 2003, the Facility was not dispatched, and we were obligated to perform the test at our cost. The cost of fuel used for the test was $0 for the nine months ended September 30, 2004 compared to approximately $828 thousand for the comparable period of the prior calendar year. Non-dispatch payments for the nine months ended September 30, 2004 were $211 thousand compared to approximately $464 thousand for the comparable period of the prior calendar year. Additionally, we performed outage work on one of our combustion turbines in May 2003. There was no such outage in the period ended September 30, 2004. The cost of the 2003 outage was approximately $600 thousand.

General and administrative costs for the nine months ended September 30, 2004 were $5.7 million, compared with $6.4 million for the comparable period of the prior calendar year. During 2003 unexpired prepaid insurance costs of approximately $450 thousand were expensed during a conversion of policies. Additionally, during 2004 Siemens Westinghouse paid $150 thousand with respect of certain warranty items. These funds were applied against outstanding accounts receivable that had an allowance for bad debt associated with the receivable. The transaction resulted in a reduction to bad debt expense of approximately $129 thousand.

For the nine months ended September 30, 2004, other income was $15 thousand compared to $240 thousand for the comparable period of the prior calendar year. The decrease in 2004 is due to heat rate and interim rebates invoiced to Siemens Westinghouse in the first quarter of 2003. The rebates ended in March 2003 with the granting of final acceptance.

For the nine months ended September 30, 2004, interest expense on the bond proceeds was $19.9 million, compared to $20.3 million for the comparable period of the prior calendar year. The decrease in 2004 is due to payments of bond principal resulting in a lower interest calculation.

Liquidity and Capital Resources

The minimum cash flow from Williams under the power purchase agreement is approximately $4.0 million per month or approximately $48 million annually. Net operating cash outflows are approximately $1.3 million per month. The balance left will provide for senior debt interest and principal payments. We expect that current dispatch scenarios from Williams will yield cash flows in 2004 similar to 2003. Consistent with our revenue recognition policy discussed in Note 2 to the condensed financial statements, a portion of the amount collected has been deferred. Additionally, a significant monthly expenditure is for payment of our long term service agreement with Siemens Westinghouse. This agreement provides that we pay approximately $400 per gas turbine per equivalent operating hour. In the event we do not operate the Facility, there is no charge. While operating, the estimated monthly payment for the long term service agreement could be as much as $500 thousand. We believe that cash flows from the sale of electricity under the power purchase agreement will be sufficient to pay ongoing project costs, including principal and interest on the senior secured bonds. After the power purchase agreement expires, we will depend on market sales of electricity.

In order to provide liquidity in the event of cash flow shortfalls, the debt service reserve account contains an amount equal to the debt service reserve account required balance through cash funding, issuance of the debt service reserve letter of credit or a combination of the two. For the nine months ended September 30, 2004 and 2003 cash provided from operating activities was approximately $12.0 million and $8.0 million, respectively.  Additions to net income to arrive at cash provided from operating activities include such non-cash expenses as depreciation and amortization of deferred financing costs.  For the nine months ended September 30, 2004 and 2003 depreciation expense was $8.1 million for each period and amortization expense for the nine months ended September 30, 2004 and 2003 was $102 thousand for each period.

For the nine months ended September 30, 2004 net cash used in investing activities was $1.9 million compared $594 thousand for the nine months ended September 30, 2003. The increase in cash used in investing in 2004 was due in part to a greater amount of withdrawals from restricted cash in 2003.

For the nine months ended September 30, 2004 net cash used in financing activities was approximately $6.2 million compared to $4.7 million for the nine months year ended September 30, 2003.  The increase in cash used in 2004 was due for the most part to higher payments on project debt.

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

Cash balances at September 30, 2004 and December 31, 2003 are as follows:

Unrestricted Cash (balance in 000’s)	September 30, 2004	December 31, 2003
Checking account – general	$25	$21
Cash Management Account	584	389
Revenue Account	5,693	1,953
Distribution Account	3	3
Total Unrestricted Cash	$6,305	$2,366

Restricted Cash (balances in 000’s)	September 30, 2004	December 31, 2003
Bond Interest Account	$2,215	$2,241
Bond Principal Payment Account	538	535
Operating and Maintenance Account	1,047	1,047
Major Maintenance Reserve Account	709	707
Debt Reserve LOC Account	26	26
Fuel Conversion Volume Rebate Account	71	0
Total Restricted Cash	$4,606	$4,556

Concentration of Credit Risk

Williams currently is our sole customer for purchases of capacity, ancillary services and energy, and the sole source for fuel. Williams’ payments under the power purchase agreement are expected to provide all of our revenues during the term of the power purchase agreement. It is uncertain whether we would be able to find another purchaser or fuel supplier on similar terms for the Facility if Williams were not performing under the power purchase agreement. Any material failure by Williams to make capacity and fuel conversion payments or to supply fuel under the power purchase agreement would have a severe impact on our operations. The payment obligations of Williams under the power purchase agreement are guaranteed by The Williams Companies, Inc. The Guaranty by The Williams Companies, Inc., dated June 25, 1999 indicated the total aggregate liability to be approximately $408 million; as reduced from time to time as provided by a reduction schedule described in the guaranty (“Guaranty Cap”). At September 30, 2004, this amount was approximately $399 million.

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

Description of Asset	Depreciable Life	Net Book Value at September 30, 2004	Net Book Value at December 31, 2003
		(in thousands)	(in thousands)
Plant	40	$220,445	$224,627
Buildings	40	817	833
Land Improvements	40	10,440	10,643
Equipment	40	1,991	2,023
Rotable Turbine Parts	7-28	44,071	46,992
Development Costs	25	21,703	22,513
Furniture & Fixtures	15	659	696
Data Processing Equipment	7	379	440
Vehicles	5	195	228
Payments under long term maintenance agreement	na	3,691	1,934
Spare Parts	na	2,702	2,406
		$307,093	$313,335

Contingencies

We had ongoing disputes, including arbitrations with Williams, relating to the power purchase agreement.  The most recent arbitration was bifurcated into two phases, and an award was issued on Phase I on February 3, 2004.  The primary issue in Phase I related to various aspects of the availability of the Facility for the year ended December 31, 2002, including disputes over the amount of any availability bonus or penalty.  Phase II of the arbitration involved a dispute concerning the proper duration of Facility start-ups and shutdowns, including fuel used during start-ups and shutdowns.  While Phase I of the arbitration was limited to billing disputes in 2002, many of the same issues are disputed between the parties for 2003 billings.

The arbitral panel’s award on Phase I of the arbitration was in support of the our position regarding how to treat Facility availability and the applicable rules of PJM Interconnection, L.L.C., a regional transmission organization that plays a vital role in the United States electric system, in the billing dispute with us over the availability of the Facility.  The panel declined, however, to decide the Facility’s availability during 43 disputed maintenance events.  Instead, it encouraged the parties to reach a mutual resolution of the disputed events by applying the correct PJM rule and, failing mutual agreement, to submit the dispute to a third party engineer for resolution.  The parties are currently discussing possible resolution of the disputed events, and anticipate submitting any events that cannot be resolved by mutual agreement to a third party.  Until the matter is fully resolved, the availability of the Facility, and certain payments that are calculated based on availability, cannot be determined.  However, based on the panel’s award and our negotiations with Williams, we anticipate we will be paid some portion of our claimed availability bonus for 2002 and 2003 and that we do not owe an amount for annual availability capacity adjustment or fuel conversion volume rebate. In February 2004, Williams paid the Company approximately $1.1 million in respect of the Company’s claimed availability bonus for 2003. This amount is included in operating revenues for the nine months ended September 30, 2004.

Also as a result of the panel’s Phase I Award, we have pre-funded a cash account on a quarterly basis to reflect the maximum amount of a fuel conversion volume rebate that might be payable to Williams if the Facility operates the requisite number of hours to earn the maximum rebate available under the power purchase agreement.  The maximum theoretical amount of the fuel conversion volume rebate is $1.7 million, but the account will not be fully funded during the course of the year if the Facility is not operated a sufficient number of hours to achieve the maximum fuel conversion volume rebate.  Depending on the amount of Facility operation, we may be entitled to withdraw some of the funds deposited into the account during the second half of our fiscal year.  Based on the arbitral award, no payment for a fuel conversion volume rebates were due for 2002 or 2003. For the three months ended March 31, 2004, we determined that approximately $71 thousand should be deposited into this account. On April 1, 2004, we deposited $71 thousand. This amount is included with restricted cash. For the three months ended September 30, 2004 we determined that no additional liability has occurred and no additional amount has been deposited into the account. We will reassess this funding requirement for each subsequent quarter to determine the liability. The funding was accomplished by transferring funds from an unrestricted cash account to the restricted account. No expense was recorded at this time with respect to this transfer.

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

During the nine-month period ended September 30, 2004, the parties discovered a discrepancy between the measurement of fuel gas metering systems.  The discrepancy results in a higher than normal heat rate for the Facility which impacts the determination of a number of billing calculations including but not limited to heat rate bonus and penalty and non-dispatch payments.  Currently Williams is setting off the costs of the heat rate penalty and the parties are working together to resolve the issue.  Should amicable resolution not be achieved, this discrepancy could possibly enter the dispute resolution process.

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

Repayments subsequent to September 30, 2004 are as follows:

(in thousands)

Year	Principal	Interest	Total
2004	$1,589	$6,576	$8,165
2005	7,032	25,931	32,963
2006	7,156	25,304	32,460
2007	9,132	24,605	33,737
2008	11,352	23,723	35,075
2009-2025	260,744	222,316	483,060

Total payments	$297,005	$328,455	$625,460

Operations Agreement

We entered into a Development and Operations Services Agreement, dated as of June 1, 1999, with AES Prescott, L.L.C. (AES Prescott) by which AES Prescott is providing development and construction management services and, after the commercial operation date, operating and maintenance services for our Facility for a period of 27 years. Under the operations agreement, AES Prescott is responsible for, among other things, preparing plans and budgets related to start-up and commercial operation of our Facility, providing qualified operating personnel, making repairs, purchasing consumables and spare parts (not otherwise provided under the maintenance services agreement) and providing other services as needed according to industry standards. The fee paid to AES Prescott, L.L.C. is adjusted annually by the change in Gross Domestic Product, Implicit Price Deflator.  Total fees paid by us for the three and nine months ended September 30, 2004 were $1.3 million and $3.9 million, respectively.  Under the services agreement between AES Prescott and The AES Corporation, The AES Corporation provides to AES Prescott all of the personnel and services necessary for AES Prescott to comply with its obligations under the operations agreement.

The following table is an estimate of management fees paid through the end of the contract, using an annual inflation rate of 2.7% (in thousands):

Payments subsequent to September 30, 2004 are as follows:

(in thousands)

Year	Management Fee
2004	$1,303
2005	5,356
2006	5,501
2007	5,649
2008	5,802
2009-2025	126,424
Total payments	$150,035

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

The maintenance services agreement provides that we will pay a fixed amount for each equivalent operating hour, adjusted by inflation over the term, of the agreement. The plant has typically been dispatched during the months of June, July, August, and September. The remaining months have typically seen little or no activity. The amounts shown in the table under maximum indicate dispatching the plant at base load for approximately 85% of the year. We do not believe this will be a likely occurrence:

Payments subsequent to September 30, 2004 are as follows:

(000’s)

Year	Minimum		Maximum
2004	$-0	-	$1,345
2005	-0	-	5,978
2006	-0	-	6,139
2007	-0	-	6,305
2008	-0	-	6,475
2009	-0	-	6,650
2010	-0	-	6,829
Total payments	$-0	-	$39,721

Item 3.                                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no changes since the filing of the 2003 10K. Refer to that filing for details.

Item 4.                                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15-d-15 (e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of September 30, 2004.  The Company’s management, including the CEO and CFO, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

Based upon the controls evaluation performed, the CEO and CFO have concluded that as of September 30, 2004, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls.  In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls.  Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management developed a comprehensive plan in order to achieve compliance with Section 404 within the prescribed period and to review, evaluate and improve the design and effectiveness of our controls and procedures on an on-going basis.  The comprehensive compliance plan includes (1) documentation and assessment of the adequacy of our internal controls over financial reporting, (2) remediation of control weaknesses, (3) validation through testing that controls are functioning as documented and (4) implementation of a continuous reporting and improvement process for internal controls over financial reporting.  As a result of this initiative, we have made and will continue to make changes from time to time in our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.                                   LEGAL PROCEEDINGS

The Company has ongoing disputes, including arbitration with Williams, relating to the parties power purchase agreement.  The arbitration was bifurcated into two phases, and an award was issued on Phase I on February 3, 2004.  The primary issue in Phase I related to various aspects of the availability of the Facility for the year ended December 31, 2002, including disputes over the amount of any availability bonus or penalty.  Phase II of the arbitration involved a dispute concerning the proper duration of Facility start-ups and shutdowns, including fuel used during start-ups and shutdowns.  While Phase I of the arbitration was limited to billing disputes in 2002, many of the same issues are disputed between the parties for 2003 billings. Refer to Note 7 of the condensed financial statements.

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

(b)          Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AES IRONWOOD, L.L.C.

Date: November 12, 2004	By:	/s/ A.W. Bergeron
A.W. Bergeron
President

Date: November 12, 2004	By:	/s/ Michael Carlson
Michael Carlson
Chief Financial Officer