Form 10-K
period 2004-12-31
AES IRONWOOD LLC
filed 2005-03-30
CIK 1099291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Yes  ☐   No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K  ☒

As of June 30, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter, and as of March  31 , 2005, AES Ironwood, L.L.C. had one membership interest outstanding, which was held by AES Ironwood, Inc., the Company’s parent and a wholly owned subsidiary of The AES Corporation.

All of the Registrant’s equity securities are indirectly owned by The AES Corporation.  Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format authorized by General Instruction I of Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

PART I
ITEM 1.	Business
ITEM 2.	Properties
ITEM 3.	Legal Proceedings
ITEM 4.	Submission of Matters to a Vote of Security Holders

PART II
ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
ITEM 6.	Selected Financial Data
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
ITEM 8.	Financial Statements and Supplemental Data
ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
ITEM 9A.	Controls and Procedures

PART III
ITEM 10.	Directors and Executive Officers of the Registrant
ITEM 11.	Executive Compensation
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management
ITEM 13.	Certain Relationships and Related Transactions
ITEM 14.	Principal Accountant Fees and Services

PART IV
ITEM 15.	Exhibits and Financial Statement Schedules

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

PART I

ITEM 1.                  Business

General

We are a Delaware limited liability company formed on October 30, 1998 to develop, construct, own, operate and maintain a 705-megawatt (MW) gas-fired electric generating power plant in Lebanon County, Pennsylvania, and to manage the production of electric generating capacity, ancillary services and energy at our facility. References to “us”, “our”, “we” or “the Company” herein mean AES Ironwood, L.L.C.  We commenced commercial operations on December 28, 2001, the “commercial operations date”. Since the commercial operation date, our sole business is the ownership and operation of this facility.

We own the land on which our facility is located. Our facility was designed, engineered, procured and constructed for us by Siemens Westinghouse Power Corporation (“Siemens Westinghouse”) on a fixed-price, turnkey basis under the construction agreement (the “Construction Agreement”). For more information, see “- Summary of Principal Project Contracts – Construction Agreement” below. Siemens Westinghouse is also providing combustion turbine maintenance services and spare parts for our facility for an initial term of between eight and ten years, depending on the timing of scheduled outages, under a maintenance services agreement. AES Prescott, L.L.C. (“AES Prescott”), an indirect wholly-owned subsidiary of The AES Corporation, provides development, construction management and operations and maintenance services for the project under an operations agreement, referred to as the “Development and Operations Services Agreement”.

We entered into a Power Purchase Agreement (the “Power Purchase Agreement”) for a term of 20 years under which Williams is committed to purchase all of the net capacity, fuel conversion and ancillary services of our facility. For more information, see “– Summary of Principal Project Contracts – Power Purchase Agreement” below. Net capacity is the maximum amount of electricity generated by our facility net of electricity used at our facility. Fuel conversion services consist of the combustion of natural gas in order to generate electric energy. Ancillary services consist of services necessary to support the transmission of capacity and energy. Williams is obligated to supply us with all natural gas necessary to provide net capacity, fuel conversion services and ancillary services under the Power Purchase Agreement. During the term of the Power Purchase Agreement, substantially all of our revenues will be derived from payments made by Williams under the Power Purchase Agreement.

Organizational Structure

All of our equity interests are owned by AES Ironwood, Inc., a wholly-owned subsidiary of The AES Corporation.  The AES Corporation has provided funds to AES Ironwood, Inc. so that AES Ironwood, Inc. can make equity contributions to us to fund project costs.  Under an equity subscription agreement (the “Equity Subscription Agreement”) dated June 1, 1999, with AES Ironwood, Inc., these contributions were limited to $50.1 million. As of December 31, 2004, AES Ironwood, Inc. had made contributions to us of $38.8 million. Approximately $9.1 million of the remaining contribution was supported by a surety bond until June 25, 2002, when the surety bond expired. At that time the surety bond was replaced by an acceptable letter of credit in the amount of $9.1 million. The need for the letter of credit ceased with the granting of final acceptance on March 12, 2003. The collateral agent has released us of this requirement. On March 12, 2003, final acceptance under the agreement was granted and an Officer’s Certificate has been submitted to the Collateral Agent indicating that the facility has been fully funded and no further contribution will be required.  AES Ironwood, Inc. currently has no operations outside of its activities in connection with our facility and does not anticipate undertaking any operations not associated with our facility. AES Ironwood, Inc. has no assets other than its membership interests in us and AES Prescott. AES Prescott has no operations outside of its activities in connection with our facility. Under a services agreement, The AES Corporation supplies to AES Prescott all of the personnel and services necessary for AES Prescott to comply with its obligations under the operations agreement, referred to as the “Development and Operations Agreement”.  As of December 31, 2004, The AES Corporation provided 27 employees to our facility.

The AES Corporation is a leading global power company, with 2004 sales of $9.5 billion. The AES Corporation delivers 45,000 megawatts of electricity to customers in 27 countries through 117 power facilities and 17 distribution companies. Its 30,000 people are committed to operational excellence and safely meeting the world’s growing power needs. Approximately 23% of The AES Corporation’s revenues come from businesses in North America, 17% from the Caribbean, 41% from South America, 11% from Europe and Africa, and 8% from Asia.

The following organizational chart illustrates the relationship among our company, AES Ironwood, Inc., AES Prescott and The AES Corporation:

Our principal executive offices are located at 305 Prescott Road, Lebanon, Pennsylvania 17042. Our telephone number is (717) 228-1328.

Developments Relating to Williams

Under the Power Purchase Agreement, in the event that Standard & Poors (“S&P”) or Moody’s rates the long-term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The Williams Companies, Inc., or an affiliate thereof is required to supplement The Williams Companies, Inc. guarantee with additional alternative security that is acceptable to the Company within 90 days after the loss of such investment grade rating. For more information, see – “Summary of Principal Project Contracts – Security”.  According to published sources, The Williams Companies, Inc.’s long term senior unsecured debt has been rated below investment grade since 2002 by both S&P and Moody’s.

In an action related to the ratings downgrade of The Williams Companies, Inc., both S&P and Moody’s lowered their ratings on the Company’s senior secured bonds. On December 10, 2003 S&P lowered its ratings on the Company’s senior secured bonds to “B+” from “BB-” with a negative outlook. On November 27, 2002, Moody’s lowered its ratings on the Company’s senior secured bonds to “B2” from “Ba2”. The Company does not believe that such ratings downgrades will have any other direct or immediate effect on the Company, as none of the other financing documents or project contracts have provisions that are triggered by a reduction of the ratings of the bonds.

To satisfy the requirements of the Power Purchase Agreement, on September 20, 2002, Citibank, N.A. issued a $35 million Irrevocable Standby Letter of Credit (the “Letter of Credit”) on behalf of Williams. The Letter of Credit does not alter, modify, amend or nullify the guaranty issued by The Williams Companies, Inc. in favor of the Company and is considered to be additional security to the security amounts provided by such guaranty. The Letter of Credit became effective on September 20, 2002 and expired upon the close of business on July 10, 2003 except that the Letter of Credit will be automatically extended without amendment for successive one year periods from the present or any future expiration date hereof, unless Citibank, N.A. provides written notice of its election not to renew the Letter of Credit at least thirty days prior to any such expiration date. In July 2004, Citibank, N.A. sent notification that the letter of credit will be extended to July 12, 2005. Additionally, in a Letter Agreement dated September 20, 2002, Williams agreed to (a) provide eligible credit support prior to the stated expiration date of the Letter of Credit and (b) replenish any portion of the Letter of Credit or eligible credit support that is drawn, reduced, cashed or redeemed, at any time, with an equal amount of eligible credit support. Within twenty days prior to the expiration of the Letter of Credit and/or any expiration date of eligible credit support posted by Williams, Williams shall post eligible credit support to the Company in place of the Letter of Credit and/or any expiring eligible credit support unless The Williams Companies, Inc. regains and maintains its investment grade status, in which case the

Letter of Credit or eligible credit support shall automatically terminate and no additional eligible credit support shall be required.  The Company and Williams acknowledge that the posting of such Letter of Credit and Williams’ agreement and performance of the requirements of (a) and (b) as set forth in the immediately preceding sentence shall be in full satisfaction of Williams’ obligations contained in Section 19.3 of the Power Purchase Agreement to provide replacement security due to the downgrade of The Williams Companies, Inc. below investment grade status.

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

For the twelve months ended December 31, 2004, the Company has invoiced Williams approximately $54.5 million in respect of fixed payments, fuel conversion services and ancillary services. Approximately $52.4 million has been recognized as revenue and approximately $2.1 million has been deferred consistent with the Company’s revenue recognition policy discussed in Note 3 to the financial statements.

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

The arbitral panel’s award on Phase I of the arbitration found that Williams had misapplied the applicable rules of PJM Interconnection, L.L.C. in the billing dispute with the Company over the availability of the facility.  The panel declined, however, to decide the facility’s availability during 43 disputed maintenance events.  Instead, it encouraged the parties to reach a mutual resolution of the disputed events by applying the correct Pennsylvania-New Jersey-Maryland (“PJM”) rule and, failing mutual agreement, to submit the dispute to a third party engineer for resolution.  The parties are currently discussing possible resolution of the disputed events, and anticipate submitting any events that cannot be resolved by mutual agreement to a third party.  Until the matter is fully resolved, the availability of the facility, and certain payments that are calculated based on availability, cannot be determined.  During 2004 Williams paid approximately $2.2 million in respect of availability bonus for 2002 and 2003. Approximately $1.8 million has been recorded in operating revenues and approximately $415,000 has been recorded as a reduction of bad debt expense, included in general and administrative costs. The parties are continuing to resolve the outstanding availability issues and expect resolution during 2005.

Also as a result of the panel’s Phase I Award, the Company will begin pre-funding a cash account on a quarterly basis to reflect the maximum amount of a fuel conversion volume rebate that might be payable to Williams if the facility operates the requisite number of hours to earn the maximum rebate available under the Power Purchase Agreement.  The maximum theoretical annual amount of the fuel conversion volume rebate is $1.7 million, but the account will not be fully funded during the course of the year if the facility is not operated a sufficient number of hours to achieve the maximum fuel conversion volume rebate.  Depending on the amount of facility operation, the Company may be entitled to withdraw some of the funds deposited into the account during the second half of its fiscal year.  On April 1, 2004, the Company deposited $71,000. This amount is included with restricted cash. For the twelve months ended December 31, 2004, the Company has determined that no additional liability has occurred and there is no liability for fuel conversion volume rebate for the entire year ended December 31, 2004. The funds will be left in the restricted account in anticipation of any liability incurred during the first quarter of 2005. The Company will reassess this funding requirement for each subsequent quarter to determine the liability. The funding will be accomplished by transferring funds from an unrestricted cash account to the restricted account.

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

Energy Revenues

The Company generates energy revenues under the Power Purchase Agreement with Williams. During the 20-year term of the agreement, the Company also expects to sell electric energy and capacity produced by the facility, as well as ancillary and fuel conversion services. Under the Power Purchase Agreement, the Company also generates revenues from meeting (1) base electrical output guarantees and (2) heat rate bonuses when providing efficient fuel conversion services.

Upon its expiration, or in the event that the Power Purchase Agreement is terminated prior to its 20-year term, the Company would seek to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short- or long-term power purchase or similar agreements. There can be no assurances as to whether such efforts would be successful.

Operating Expenses

Under an agreement with AES Prescott, the Company is required to reimburse all operator costs on a monthly basis. Operator costs generally consist of all direct costs and overhead. Additionally, a monthly operator fee of approximately $425,000, subject to annual adjustment, is payable on each bond payment date.

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

Employees

As of December 31, 2004, the Company had nine officers. Except for these officers, the Company does not have any employees and does not anticipate having any employees in the future. Under the operations agreement, AES Prescott has managed the development and construction of and now operates and maintains the Company’s facility. The direct labor personnel and the plant operations management are employees of The AES Corporation which are provided to AES Prescott under the Development and Operations Agreement. As of December 31, 2004, The AES Corporation provided 27 employees to the facility.

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

On March 31, 1999, the Company received a certification from the Federal Energy Regulatory Commission (“FERC”) that it is an Exempt Wholesale Generator. Certification as an Exempt Wholesale Generator exempts the Company from regulation under the Public Utility Holding Company Act of 1935. The Company will maintain this status so long as it continues to make only wholesale sales of electricity, which it intends to do. Prior to commercial operation, the Company filed the Power Purchase Agreement with FERC and obtained approval for the rates contained therein. The Company may also need to obtain FERC approval for sales of electricity at market-based rates after the Power Purchase Agreement is no longer in effect.

On March 29, 1999, the Company received its Prevention of Significant Deterioration Permit, or “air permit,” from the Pennsylvania Department of Environmental Protection. The air permit required that the Company’s facility be constructed in a manner that would allow it to meet specified limitations on emissions of air pollutants.

The Company is operating under Plan Approval 38-05019 (“Plan Approval”).  The plan approval is being amended to reflect changes in start up time durations and was in a 30 day public review period, which ended on March 31, 2004.  The amended plan approval language will be incorporated into the Company’s Title V Operating permit. Discussions are ongoing with respect to conditions in the permit. The Company is operating under a permit shield and the Plan Approval.

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

Prior to the commercial operation date and during specific facility tests thereafter, the Company purchased natural gas from Williams. Williams sold to the Company the natural gas at prices specified in the Power Purchase Agreement, and the Company sold to Williams at the electric delivery point any net electric energy produced during those periods at 90% of the energy market clearing price.

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

The Company has been solely responsible for the negotiation and execution of the interconnection agreement with GPU Energy under which GPU Energy will own and be responsible for the electric metering equipment and the design, installation, construction and maintenance of the electrical facilities and protective apparatus, including any transmission equipment and related facilities, necessary to interconnect GPU Energy’s electrical system with the Company’s facility at the electric delivery point. Williams reimbursed the Company for the reasonable GPU Energy costs (i.e., transmission facility costs, GPU Energy protective apparatus and other equipment, GPU Energy electric meters, and GPU Energy costs for PJM and other required interconnection-related studies) incurred by the Company.

Williams was responsible for the installation and will be responsible for the maintenance and testing of the gas metering equipment, to the extent not otherwise installed, maintained and tested by the supplier of gas transportation services, as reasonably approved by the Company.

All electric metering equipment and gas metering equipment, whether owned by the Company or by a third party, must be operated, maintained and tested in accordance with accepted electrical practices, in the case of the electric metering equipment, and in accordance with applicable industry standards, in the case of the gas metering equipment.

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

The Company must operate its facility in parallel with GPU Energy’s electrical system with governor control and the net electric energy to be delivered by the Company under the Power Purchase Agreement must be three-phase, 60 hertz, alternating current at a nominal voltage acceptable to GPU Energy at the electric delivery point, must not adversely affect the voltage, frequency, wave shape or power factor of  at the electric delivery point and must be delivered to the electric delivery point in a manner acceptable to GPU Energy.

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

Up to two times each year, the Company must demonstrate, in accordance with the then-applicable criteria of PJM the capability of its facility to produce and maintain, as required for the demonstration, the Company’s facility’s net capacity.

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

Under the Power Purchase Agreement, in the event that S&P or Moody’s rates the long-term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The Williams Companies, Inc. is required to supplement The Williams Companies, Inc. guarantee with additional alternative security that is acceptable to the Company within 90 days after the loss of such investment grade rating.  According to published sources, The Williams Companies, Inc.’s long term senior unsecured debt has been rated below investment grade since 2002 by both S&P and Moody’s.

To satisfy the requirements of the Power Purchase Agreement, on September 20, 2002, Citibank, N.A. issued a $35 million Irrevocable Standby Letter of Credit (the “Letter of Credit”) on behalf of Williams. The Letter of Credit does not alter, modify, amend or nullify the guaranty issued by The Williams Companies, Inc. in favor of the Company and is considered to be additional security to the security amounts provided by such guaranty. The Letter of Credit became effective on September 20, 2002 and expired upon the close of business on July 10, 2003; except that the Letter of Credit will be automatically extended without amendment for successive one year periods from the present or any future expiration date hereof, unless Citibank, N.A. provides written notice of its election not to renew the Letter of Credit at least thirty days prior to any such expiration date. In July 2004, Citibank, N.A. sent notification that the letter of credit will be extended to July 12, 2005. Additionally, in a Letter Agreement dated September 20, 2002, Williams agreed to (a) provide eligible credit support prior to the stated expiration date of the Letter of Credit and (b) replenish any portion of the Letter of Credit or eligible credit support that is drawn, reduced, cashed or redeemed, at any time, with an equal amount of eligible credit support. Within twenty days prior to the expiration of the Letter of Credit and/or any expiration date of eligible credit support posted by Williams, Williams shall post eligible credit support to the Company in place of the Letter of Credit and/or any expiring eligible credit support unless The Williams Companies, Inc. regains and maintains its investment grade status, in which case the Letter of Credit or eligible credit support shall automatically terminate and no additional eligible credit support shall be required.  The Company and Williams acknowledge that the posting of such Letter of Credit and Williams’ agreement and performance of the requirements of (a) and (b) as set forth in the immediately preceding sentence shall be in full satisfaction of Williams’ obligations contained in Section 19.3 of the Power Purchase Agreement to provide replacement security due to the downgrade of The Williams Companies, Inc. falling below investment grade status.

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

The services also included: training the Company’s personnel prior to provisional acceptance; providing the Company and its designee with access to the facility site; obtaining additional necessary real estate rights; clean-up and waste disposal (including hazardous materials brought to the facility site by Siemens Westinghouse or the subcontractors); submitting a construction schedule and progress reports; payment of contractor taxes; employee identification and security arrangements; protecting adjoining utilities and public and private lands from damage; paying appropriate royalties and license fees; providing final releases and waivers to the Company; posting collateral or providing other assurances if major subcontractors fail to furnish final waivers; maintaining labor relations and project labor agreements; providing further assurances; coordinating with other contractors; and causing Siemens Corporation to execute and deliver the related guaranty.

Contract Price and Payment

The adjusted contract price, including base scope changes through the date of the construction agreement, was approximately $241.6 million and commencing on the construction commencement date was paid in installments in accordance with the payment and milestone schedule. The contract was adjusted as a result of scope changes. The Company made scheduled payments to Siemens Westinghouse upon receipt of Siemens Westinghouse’s payment request. The Company did not defer any payment. The Company withheld from each scheduled payment 5%, other than our project completion payment, of the payment until after final acceptance. As part of a settlement agreement, dated March 12, 2003, Siemens Westinghouse agreed to waive their right to receive any payments with respect to the final milestone payment of $2.2 million and to the retainage of $12.1 million held by the Company.  Additionally, Siemens Westinghouse made a payment of $4.8 million to the Company in respect of items related to final acceptance. This amount was recorded as a reduction in the cost of the facility.  The financial impact of the settlement agreement was recorded in the Company’s financial statements for the year ended December 31, 2002. Prior to provisional acceptance, the Company received funds that reduced the cost of the plant that was ultimately capitalized. These funds include liquidated damages in the amount of $19.1 million and electric generation revenues during commissioning of $8.4 million. Other costs were added back to the contract price such as interest paid during construction in the amount of $60.2 million. The result of such additions and subtractions has resulted in a capitalized cost of the plant of approximately $278.2 million.

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

Agreement Change Order No. 71 “Final Acceptance” referred to a list of outstanding technical issues that must be completed in order for Project Completion to occur. The nature of many of these issues is such that it is most economically feasible to complete them at the time of a hot gas path outage. There is no hot gas path outage expected until 2006. The successful completion of the outage and the technical issues should allow Project Completion to be granted.

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

•     ensuring that its operationsand maintenance personnel are properly trained;

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

Changes in Operating Restrictions

The maintenance services agreement requires that each combustion turbine be operated in accordance with the requirements of the Power Purchase Agreement and prudent utility practices, with 8,000 EBH/year and 100 equivalent starts per year by using natural gas. Should the actual operations differ from these operating parameters which cause a scheduled outage to be planned/performed earlier or later than as expected, then, under a change order, an adjustment in the scope, schedule, and price must be made.

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

The Company’s Obligations

At December 31, 2004, the Company owned, operated and maintained a portion of the interconnection facilities, including, but not limited to, a 230 kV switchyard, including generator step up transformers, instrument transformers, revenue metering, power circuit breakers, control and protective relay panels, supervisory control and data acquisition equipment, and protective relaying equipment.

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

Operations Agreement

The Company entered into a Development and Operations Services Agreement, dated as of June 1, 1999, with AES Prescott by which AES Prescott is providing development and construction management services and, after the commercial operation date, operating and maintenance services for our facility for a period of 27 years. Under the operations agreement, AES Prescott is responsible for, among other things, preparing plans and budgets related to start-up and commercial operation of the Company’s facility, providing qualified operating personnel, making repairs, purchasing consumables and spare parts (not otherwise provided under the maintenance services agreement) and providing other services as needed according to industry standards. During fiscal year 2004, AES Prescott was compensated for the services on a cost plus fixed-fee basis of approximately $425,000 per month.  The fee is adjusted annually by the change in Gross Domestic Product, Implicit Price Deflator.  Total fees paid by the Company were $5.2 million and $5.1 million for the years ended December 31, 2004 and 2003, respectively.  Under the services agreement between AES Prescott and The AES Corporation, The AES Corporation provides to AES Prescott all of the personnel and services necessary for AES Prescott to comply with its obligations under the operations agreement.

Effluent Supply Agreement

The Company, as assignee of AES Ironwood, Inc., has entered into an Effluent Supply Agreement, dated as of March 3, 1998, with the City of Lebanon Authority, by which City of Lebanon Authority will provide effluent to be used by the Company at the electric generating facility.

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

Operation and Maintenance

The City of Lebanon Authority must operate and maintain the pipeline in accordance with the effluent supply agreement, and as compensation. The Company must pay the City of Lebanon Authority $18,250 per year, which amount will be subject to annual adjustment for inflation.

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

Pennsy Supply Agreements

The Company, as assignee of AES Ironwood, Inc., entered into an Agreement Relating to Real Estate, dated as of October 22, 1998, with Pennsy Supply, Inc. under which Pennsy Supply has agreed to grant to the Company specific easements and the right to pump water from Pennsy Supply-owned property. The easements, which are primarily for access and utility purposes, run from property owned by the Company, on which it developed and constructed its electric generating facility, across property owned by Pennsy Supply and require that the Company’s property be used as a power plant. Pennsy Supply has also agreed to grant to the Company easements with respect to storm-water facilities and construction of a rail spur. Pennsy Supply will make water available to the Company during construction and testing of its facility and for as long as the Company operates our facility. The Company will bear all costs and expenses with respect to water-pumping. In consideration for the easements and the water-pumping rights, the Company has agreed to convey to Pennsy Supply title to a parcel of land adjacent to the property owned by the Company.

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

The Company’s facility consists of a nominal 705 megawatt (net) gas-fired combined cycle electric generating facility. The plant became operational with commercial acceptance on December 28, 2001.

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

The Company agreed to pay approximately $156,000 in respect of an outstanding amount claimed by Siemens Westinghouse regarding an April 2002 outage to test and inspect the facility. This amount was included in the Company’s calculation of the April outage and was recorded in Accounts Payable.  Siemens Westinghouse waived their right to receive any payments with respect to a milestone payment of $2.2 million and to the retainage amounts relating to performance guarantees of $12.1 million held by the Company. Additionally, Siemens Westinghouse made a payment of $4.8 million to the Company in respect of items related to final acceptance.  This amount was recorded as a reduction in the cost of the facility.  The financial impact from the settlement has been recorded in the Company’s financial statements as of December 31, 2002.  The effect of this settlement for fiscal year 2002 was a reduction of insurance expense of $291,000 and a $182,000 reduction of depreciation expense as a result of the reduction in facility cost.

Developments Relating to Williams

The Company had ongoing disputes, including arbitration with Williams, relating to the parties Power Purchase Agreement.  The arbitration was bifurcated into two phases, and an award was issued on Phase I on February 3, 2004.  The primary issue in Phase I related to various aspects of the availability of the facility for the year ended December 31, 2002, including disputes over the amount of any availability bonus or penalty.  Phase II of the arbitration involved a dispute concerning the proper duration of facility start-ups and shutdowns, including fuel used during start-ups and shutdowns.  While Phase I of the arbitration was limited to billing disputes in 2002, many of the same issues were disputed between the parties for 2003 billings.

The arbitral panel’s award on Phase I of the arbitration found that Williams had misapplied the applicable rules of PJM Interconnection, L.L.C. in the billing dispute with the Company over the availability of the facility.  The panel declined, however, to decide the facility’s availability during 43 disputed maintenance events.  Instead, it encouraged the parties to reach a mutual resolution of the disputed events by applying the correct PJM rule and, failing mutual agreement, to submit the dispute to a third party engineer for resolution.  The parties are currently discussing possible resolution of the disputed events, and anticipate submitting any events that cannot be resolved by mutual agreement to a third party.  Until the matter is fully resolved, the availability of the facility, and certain payments that are calculated based on availability, cannot be determined.  During 2004 Williams paid approximately $2.2 million in respect of availability bonus for 2002 and 2003. Approximately $1.8 million has been recorded in operating revenues and approximately $415,000 has been recorded as a reduction of bad debt expense, included in general and administrative costs. The parties are continuing to resolve the outstanding availability issues and expect resolution during 2005.

Also as a result of the panel’s Phase I Award, the Company will begin pre-funding a cash account on a quarterly basis to reflect the maximum amount of a fuel conversion volume rebate that might be payable to Williams if the facility operates the requisite number of hours to earn the maximum rebate available under the Power Purchase Agreement.  The maximum theoretical annual amount of the fuel conversion volume rebate is $1.7 million, but the account will not be fully funded during the course of the year if the facility is not operated a sufficient number of hours to achieve the maximum fuel conversion volume rebate.  Depending on the amount of facility operation, the Company may be entitled to withdraw some of the funds deposited into the account during the second half of its fiscal year.  Based on the arbitral award, the Company does not anticipate any payment for a fuel conversion volume rebate will be due for 2004. If funding is required, amounts will be classified as restricted cash. For the three months ended March 31, 2004, the Company has determined that approximately $71,000 should be deposited into this account. On April 1, 2004, the Company deposited $71,000. This amount is included with restricted cash. For the twelve months ended December 31, 2004, the Company has determined that no additional liability has occurred and there is no liability for fuel conversion volume rebate for the entire year ended December 31, 2004. The funds will be left in the restricted account in anticipation of any liability incurred during the first quarter of 2005. The Company will reassess this funding requirement for each subsequent quarter to determine the liability. The funding will be accomplished by transferring funds from an unrestricted cash account to the restricted account.

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

ITEM 4.                  Submission of Matters to a Vote of Security Holders

Not applicable pursuant to General Instruction I of the Form 10-K.

PART II

ITEM 5.                  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities

There is no market for the Company’s equity interests. All of the Company’s member interests are owned by its parent, AES Ironwood, Inc., a subsidiary of The AES Corporation. During December 2002 the Company declared and paid $4.3 million in dividends to AES Ironwood, Inc. The documents pertaining to the financing of the Company indicate certain prerequisites for the payment of dividends. Among these are:  project accounts have been established, no event of default has occurred and is continuing, the commercial operation date has occurred and the senior debt coverage ratio as defined in the agreement is 1.2 to 1 or better. As the coverage ratios were not met for the years ended 2003 and 2004, no such dividends were declared or paid in 2003 and 2004.

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

During 2004 the PJM power market, into which our facility’s generation is distributed, experienced a general decline in the amount paid for electricity. This, in combination with a marked increase in the cost of natural gas, was a major factor in Williams’ decision to dispatch our facility on a very limited basis. During 2004, our facility was called on to generate 16.4% of the year as compared to 10.9% during 2003. Revenue from capacity payments will be the same during the life of the Power Purchase Agreement (see Note 3). Payments for fuel conversion services are expected to vary with dispatch notices from Williams. We would expect to generate greater revenues from fuel conversion services during periods of greater dispatch. Since revenue from capacity payments comprises most of our revenues, a change from year to year in dispatch percentage may not have an equal effect on total revenue.

The result of this lower dispatch resulted in much lower payments for fuel conversion services. We believe that the fixed capacity payments are sufficient to meet the cash demands of our business, but we require the additional revenue from such fuel conversion services to be profitable.

The projection for 2005 based on dispatch profiles from Williams, is that we will operate approximately 20%. During January and February 2005 we were not dispatched.

We are concerned that Williams will not dispatch our facility in a manner that would increase our profitability. As a result, our management is researching ways to enhance our facility’s performance. Any savings in starting the facility or improved performance will also benefit Williams, with the result that Williams would find it more economically feasible to dispatch our facility.

Equity Contributions

Pursuant to an Equity Subscription Agreement, Ironwood was required to contribute up to $50.1 million to the Company to fund construction after the bond proceeds had been fully utilized. As of December 31, 2004, Ironwood had made net contributions of $38.8 million of equity capital.No further funds are required to be contributed.

Results of Operations

For the years ended December 31, 2004, 2003 and 2002, operating revenues were approximately $54.1 million, $50.1 million and $51.9 million respectively. Operating revenues consist of capacity payments of approximately $4.0 million per month. Consistent with our revenue recognition policy discussed in Note 3 to the financial statements, a portion of the amount collected has been deferred. The remaining revenue consists of fuel conversion and heat rate bonus payments.

For the years ended December 31, 2004, 2003 and 2002, depreciation expense was approximately $10.8 million, $10.6 million and $10.1 million respectively.  The increase in 2004 is due to full year’s depreciation of capitalized outage costs incurred in 2003.

For the years ended December 31, 2004, 2003 and 2002, corporate management fees were approximately $5.2 million, $5.1 million and $5.0 million respectively.

For the years ended December 31, 2004, 2003 and 2002, operating costs were approximately $4.1 million, $5.8 million and $5.4 million respectively. Gas costs of approximately $950,000 and $362,000 were incurred in 2003 and 2002, respectively. The amounts represent cost for fuel used to perform the facility’s winter capability test during these years. The facility was dispatched in February 2004, and was able to perform the test at no cost. As a result, fuel cost for 2004 was approximately $46,000.

For the years ended December 31, 2004, 2003 and 2002, general and administrative costs of $7.2 million, $9.3 million and $10.6 million, respectively, were incurred. The decrease of general and administrative costs in the year ended December 31, 2004 as compared to the year ended December 31, 2003 primarily relates to lower costs for legal expense, insurance expense and bad debt expense. The decrease in legal fees is primarily due to the costs related to the dispute with Williams during the year ended December 31, 2003. Insurance costs have decreased as the experience factor of the Siemens fleet of similar combustion turbines increases.

For the years ended December 31, 2004, 2003 and 2002 loss on disposal of assets was $357,000, $978,000, and $0 respectively. During 2002 we commenced installation of an auxiliary boiler to increase the efficiency of the facility. The arbitration settlement of March 2003 determined that we have no obligation to install the auxiliary boiler as there would be no economic benefit produced by its installation. On July 24, 2003, the Company entered into a contract with a sales assistance company to facilitate the sale of the boiler. Total costs associated with the auxiliary boiler were approximately $886,000. In December 2003, the fair value less selling costs of the auxiliary boiler was estimated to be $450,000 and was included in asset held for sale. In November 2004, the fair value less selling costs of the auxiliary boiler was estimated to be $100,000 and is included in asset held for sale.  Approximately $436,000 was expensed in 2003 and was included in loss on disposal of assets in the statement of operations. Approximately $350,000 has been expensed in 2004 with respect to this asset.  In 2003, emission credits, included in other assets, were sold to AES Eastern Energy, L.P., an indirect wholly owned subsidiary of The AES Corporation at a fair market price resulting in a net loss of $431,000.  Additionally in 2003, a vehicle was sold at a loss of $111,000.

For the years ended December 31, 2004, 2003 and 2002, interest expense was approximately $26.4 million, $27.0 million and $27.2 million respectively. The decreasing amounts are due to lower interest as a result of amortizing the bonds payable.

For the years ended December 31, 2004, 2003 and 2002, the interest income earned on invested funds was approximately $183,000, $84,000 and $138,000, respectively.  Interest earned is typically dependent upon average cash balances. However, in November 2004, Williams paid the undisputed amounts with respect to 2002 and 2003 availability bonus. Accompanying this payment was approximately $65,000 in interest on the payments.

Other income in 2004, representing $15,000, consisted of sales of scrap. Other income in 2003 consisted of $222,000 from Siemens Westinghouse relating to their payment of performance guarantees and $10,000 from the sale of excess fuel compared to $3.5 million from Siemens Westinghouse relating to their payment of performance guarantees and $1.3 million from the sale of excess fuel in 2002.

For the year ended 2004, we had a net income of $197,000 compared to a net losses of $8.3 million and $1.6 million for the years ended December 31, 2003 and December 31, 2002, respectively.  The net income for fiscal year 2004 was primarily attributable to collecting the undisputed availability bonus for contract years 2002 and 2003 in the amount of approximately $2.2 million. Additionally there was no arbitration in fiscal year 2004, and as a result legal expense for that year is substantially lower than fiscal years 2003 and 2002. The increased net loss for 2003 is primarily attributable to Williams dispatching the facility 10.9% during 2003 compared to 28.4% in 2002, the absence of the $3.5 million payment from Siemens Westinghouse we received in 2002 with respect to heat rate and output rebates and the absence of $1.3 million from the sale of excess fuel in 2002. Additionally, we incurred increased expenses due to arbitration, higher security costs, and other smaller operating items. Revenue from capacity payments will be the same during the life of the Power Purchase Agreement (see Note 3 to the financial statements). Payments for fuel conversion services are expected to vary with dispatch notices from Williams. We would expect to generate greater revenues from fuel conversion services during periods of greater dispatch. Since revenue from capacity payments comprises most of our revenues, a change from year to year in dispatch percentage may not have an equal effect on total revenue.

Liquidity and Capital Resources

The minimum cash flow from Williams under the Power Purchase Agreement is approximately $4.0 million per month or approximately $48 million annually. Net operating cash outflows are approximately $1.3 million per month. The balance left will provide for senior debt interest and principal payments. We expect that current dispatch scenarios from Williams will yield cash flows in 2005 similar to 2004. Consistent with our revenue recognition policy discussed in Note 3 to the financial statements, a portion of the amount collected has been deferred. Additionally, a significant monthly expenditure is for payment of our long term service agreement with Siemens Westinghouse. This agreement provides that we pay approximately $400 per gas turbine per equivalent operating hour. In the event we are not required to dispatch the facility, there is no charge. While operating at base load, the estimated monthly payment for the long term service agreement could be as much as $450,000. We believe that our cash flows are sufficient to fund our future operations and to satisfy our outstanding obligations.

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

For the years ended December 31, 2004, 2003 and 2002 cash provided from operating activities was approximately $15.5 million, $4.6 million and $5.9 million respectively. The increase in cash provided from operating activities was due to higher income and changes in working capital. Net income for the year ended December 31, 2004 was $197 thousand compared to net losses of $8.3 million and $1.6 million for the years ended December 31, 2003 and 2002, respectively. Additions to net income to arrive at cash provided from operating activities include such non-cash expenses as depreciation and amortization of deferred financing costs. For the years ended December 2004, 2003 and 2002 depreciation expense was $10.8 million, $10.6 million and $10.1 million respectively, and amortization expense for the years ended December 31, 2004, 2003 and 2002 was $136,000, $137,000 and $145,000 respectively. Additionally deferred revenue of $2.1 million, $1.4 million and $0 for the years ended December 31, 2004, 2003 and 2002, respectively, were added to net income.

For the year ended December 31, 2004 net cash used in investing activities was $2.0 million compared to net cash provided by investing activities of $3.4 million for the year ended December 31, 2003. Net cash used in investing activities for the year ended December 31, 2002 was approximately $17.2 million. Cash used in investing activities in 2004 was primarily for payments for property, plant and equipment. Cash from investing activities in  2003 was primarily due to the terms of Agreement Change Order 71, of final acceptance (See Note 8). As part of the agreement, approximately $4.8 million of construction related receivables from Siemens Westinghouse was received. Cash used in investing activities in 2002 was primarily due to changes in construction related payables and payments of retention to Siemens as part of final acceptance terms of Agreement Change Order 71.

For the years ended December 31, 2004 net cash used in financing activities was approximately $8.5 million compared to $6.8 million for the year ended December 31, 2003. The higher amount of cash used in 2004 was due to higher bond principle payments. Net cash provided by financing activities for the year ended December 31, 2002 was approximately $4.8 million. Capital contributions in 2003 of approximately $8.8 million from Ironwood were partially offset by dividends paid of approximately $4.3 million.

On December 30, 2001, we provided the collateral agent with a debt service reserve letter of credit in an initial stated amount of approximately $17.3 million.

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

Cash balances at December 31, 2004 and 2003 are as follows:

Unrestricted Cash (balance in000’s)	December 31, 2004	December 31, 2003
Checking account – general	$17	$21
Cash Management Account	146	389
Revenue Account	7,161	1,953
Distribution Account	3	3
Total Unrestricted Cash	$7,327	$2,366

Restricted Cash (balances in 000’s)	December 31, 2004	December 31, 2003
Bond Interest Account	$2,212	$2,241
Bond Principal Payment Account	596	535
Operating and Maintenance Account	1,050	1,047
Major Maintenance Reserve Account	710	707
Debt Reserve LOC Account	27	26
Fuel Conversion Volume Rebate Account	71	—
Total Restricted Cash	$4,666	$4,556

Concentration of Credit Risk in Williams and Affiliates

Williams currently is our sole customer for purchases of capacity, ancillary services, and energy, and our sole source for fuel. Williams’ payments under the Power Purchase Agreement are expected to provide all of our revenues during the term of the Power Purchase Agreement. It is uncertain whether we would be able to find another purchaser or fuel source on similar terms for our facility if Williams were not performing under the Power Purchase Agreement. Any material failure by Williams to make capacity and fuel conversion payments or to supply fuel under the Power Purchase Agreement would have a severe impact on our operations. The payment obligations of Williams under the Power Purchase Agreement are guaranteed by The Williams Companies, Inc. The payment obligations of The Williams Companies, Inc. are capped at an amount equal to 125% of the sum of the principal amount of our senior secured bonds, plus the maximum debt service reserve account balance.  At December 31, 2004, this amount was approximately $395 million.

Under the Power Purchase Agreement, in the event that Standard & Poors or Moody’s rates the long-term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The Williams Companies, Inc. is required to supplement The Williams Companies, Inc. guarantee with additional alternative security that is acceptable to the Company within 90 days after the loss of such investment grade rating.  According to published sources, The

Williams Companies, Inc.’s long term senior unsecured debt has been rated below investment grade since 2002 by both S&P and Moody’s.

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

To satisfy the requirements of the Power Purchase Agreement, on September 20, 2002, Citibank, N.A. issued a $35 million Irrevocable Standby Letter of Credit on behalf of Williams. The Letter of Credit does not alter, modify, amend or nullify the guaranty issued by The Williams Companies, Inc. in favor of us and is considered to be additional security to the security amounts provided by such guaranty. The Letter of Credit became effective on September 20, 2002 and expired upon the close of business on July 10, 2003; except that the Letter of Credit will be automatically extended without amendment for successive one year periods from the present or any future expiration date hereof, unless Citibank, N.A. provides written notice of its election not to renew the Letter of Credit at least thirty days prior to any such expiration date. In July 2004, Citibank, N.A. sent notification that the letter of credit will be extended to July 12, 2005. Additionally, in a Letter Agreement dated September 20, 2002, Williams agreed to (a) provide eligible credit support prior to the stated expiration date of the Letter of Credit and (b) replenish any portion of the Letter of Credit or eligible credit support that is drawn, reduced, cashed or redeemed, at any time, with an equal amount of eligible credit support. Within twenty days prior to the expiration of the Letter of Credit and/or any expiration date of eligible credit support posted by Williams, Williams shall post eligible credit support to us in place of the Letter of Credit and/or any expiring eligible credit support unless The Williams Companies, Inc. regains and maintains its investment grade status, in which case the Letter of Credit or eligible credit support shall automatically terminate and no additional eligible credit support shall be required.  We and Williams acknowledge that the posting of such Letter of Credit and Williams’ agreement and performance of the requirements of (a) and (b) as set forth in the immediately preceding sentence shall be in full satisfaction of Williams’ obligations contained in Section 19.3 of the Power Purchase Agreement to provide replacement security due to the downgrade of The Williams Companies, Inc. below investment grade status.

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

Business Strategy and Outlook

Under our overall business strategy, we are committed to market and sell all of our net capacity, fuel conversion and ancillary services to Williams during the 20-year term of the Power Purchase Agreement. After expiration of the Power Purchase Agreement, we anticipate selling our facility’s capacity, ancillary services and energy under a Power Purchase Agreement or into the PJM power market. We intend to cause the facility to be managed, operated and maintained in compliance with the project contracts and all applicable legal requirements.

Recent and New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (ARB No. 51).  In October 2003, FASB Staff Position No. 46-6, “Effective Date of FIN 46, Consolidation of Variable Interest Entities” deferred the effective date of FIN 46 for variable interests held by a public entity in a variable interest entity (“VIE”) that was created or acquired before February 1, 2003 to the end of the first interim or annual period ending after December 15, 2003.  In December 2003, FASB issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46(r)”), which clarified some requirements and incorporated several staff positions that the Company was already required to apply.  In addition, FIN 46(r) deferred the effective date for VIEs that were created or acquired before February 1, 2003 and were not considered special purpose entities (“SPEs”) prior to the issuance of the interpretation until the first reporting period ending after March

15, 2004.  FIN 46(r) defines a VIE as (i) any entity in which the equity investors at risk in such entity do not have the characteristics of a controlling financial interest, or (ii) any entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.  It requires the consolidation of the VIE by the primary beneficiary.  The adoption of FIN 46(r) requires us to include disclosures for non SPE VIEs created or acquired on or after February 1, 2003 in our financial statements related to the total assets and the maximum exposure to loss resulting from our interests in VIEs.  The adoption of FIN 46(r) for VIEs created or acquired prior to February 1, 2003 did not have an impact on the our financial statements.

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

Revenue Recognition

We generate energy revenues under our Power Purchase Agreement with Williams. During the 20-year term of the agreement, we expect to sell electric energy and capacity produced by the facility, as well as ancillary and fuel conversion services. Under the Power Purchase Agreement, we also generate revenues from meeting (1) base electrical output guarantees and (2) heat rate bonuses through efficient fuel conversion. Revenues from the sales of electric energy are recorded based on output delivered at rates as specified under contract terms. Revenues from capacity are recorded on a straight-line basis over the life of the contract. Amounts billed in excess of revenue recognized are recorded as deferred revenue. Revenues for ancillary and other services are recorded when the services are rendered.

Upon its expiration, or in the event that the Power Purchase Agreement is terminated prior to its 20 year term, we would seek to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short- or long-term power purchase or similar agreements. There can be no assurances as to whether such efforts would be successful.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost and is depreciated over its useful life. The plant is depreciated using a ten percent salvage value. The estimated lives of our generation facilities range from 5 to 40 years. A significant decrease in the estimated useful life of a material amount of our property, plant or equipment could have a material adverse impact on our operating results in the period in which the estimate is revised and subsequent periods.

Description of Asset	Depreciable Life	Net Book Value at December 31, 2004	Net Book Value at December 31, 2003
		(in thousands)	(in thousands)

Plant	40	$219,121	$224,627
Buildings	40	812	833
Land Improvements	40	10,368	10,643
Equipment	40	1,975	2,023
Rotable Turbine Parts	7-28	43,104	46,992
Development Costs	25	21,431	22,513
Furniture & Fixtures	15	646	696
Data Processing Equipment	7	361	440
Vehicles	5	183	228
Projects	N/A	3,691	1,934
Spare Parts	N/A	2,710	2,406
		$304,402	$313,335

Contingencies

We had ongoing disputes, including an arbitration with Williams, relating to the parties Power Purchase Agreement.  The arbitration was bifurcated into two phases, and an award was issued on Phase I on February 3, 2004.  The primary issue in Phase I related to various aspects of the availability of the Facility for the year ended December 31, 2002, including disputes over the amount of any availability bonus or penalty.  Phase II of the arbitration involved a dispute concerning the proper duration of facility start-ups and shutdowns, including fuel used during start-ups and shutdowns.  While Phase I of the arbitration was limited to billing disputes in 2002, many of the same issues are disputed between the parties for 2003 billings.

The arbitral panel’s award on Phase I of the arbitration found that Williams had misapplied the applicable rules of PJM Interconnection, L.L.C. (“PJM”) in the billing dispute with us over the availability of the facility.  The panel declined, however, to decide the facility’s availability during 43 disputed maintenance events.  Instead, it encouraged the parties to reach a mutual resolution of the disputed events by applying the correct PJM rule and, failing mutual agreement, to submit the dispute to a third party engineer for resolution.  The parties are currently discussing possible resolution of the remaining eleven disputed events, and anticipate submitting any events that cannot be resolved by mutual agreement to a third party.  Until the matter is fully resolved, the availability of the Facility, and certain payments that are calculated based on availability, cannot be determined.  However, based on the panel’s Award and its negotiations with Williams, we anticipate we will be paid some portion of our claimed availability bonus for 2002 and 2003 and that we do not owe an amount for annual availability capacity adjustment or fuel conversion volume rebate.

Also as a result of the panel’s Phase I Award, we will begin pre-funding a cash account on a quarterly basis to reflect the maximum amount of a fuel conversion volume rebate that might be payable to Williams if the Facility operates the requisite number of hours to earn the maximum rebate available under the Power Purchase Agreement.  The maximum theoretical amount of the fuel conversion volume rebate is $1.7 million, but the account will not be fully funded during the course of the year if the facility is not operated a sufficient number of hours to achieve the maximum fuel conversion volume rebate.  Depending on the amount of facility operation, we may be entitled to withdraw some of the funds deposited into the account during the second half of our fiscal year.  Based on the arbitral award, there was no required payment for a fuel conversion volume rebate for 2002, 2003, or 2004.

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

Commitments

(a) Bonds

Interest on the Bonds is payable quarterly in arrears.  Quarterly principal payments on the Bonds commenced on February 28, 2002.  The final maturity date for the Bonds is November 30, 2025.

Principal and interest is payable as follows at December 31, 2004 (in thousands):

Year	Principal	Interest	Total
2005	$7,032	$25,931	$32,963
2006	7,156	25,304	32,460
2007	9,132	24,605	33,737
2008	11,352	23,723	35,075
2009	9,624	22,774	32,398
2010-2025	251,120	199,542	450,662
Total payments	$295,416	$321,879	$617,295

(b) Operations Agreement

We entered into a Development and Operations Services Agreement, dated as of June 1, 1999, with AES Prescott by which AES Prescott is providing development and construction management services and, after the commercial operation date, operating and maintenance services for our facility for a period of 27 years. Under the operations agreement, AES Prescott is responsible for, among other things, preparing plans and budgets related to start-up and commercial operation of our facility, providing qualified operating personnel, making repairs, purchasing consumables and spare parts (not otherwise provided under the maintenance services agreement) and providing other services as needed according to industry standards. During fiscal year 2004, AES Prescott was compensated for the services on a cost plus fixed-fee basis of approximately $425,000 per month.  The fee is adjusted annually by the change in Gross Domestic Product, Implicit Price Deflator.  Total fees paid by us were $5.2 million for the year ended December 31, 2004.  Under the services agreement between AES Prescott and The AES Corporation, The AES Corporation provides to AES Prescott all of the personnel and services necessary for AES Prescott to comply with its obligations under the operations agreement.

The following table is an estimate of management fees to be paid through the end of the contract, using an annual inflation rate of 2.7% (in thousands):

Year	Management Fee
2005	$5,358
2006	5,506
2007	5,622
2008	5,750
2009	5,884
2010-2026	114,661
Total payments	$142,781

(c) Interconnection Agreement

We entered into an interconnection agreement with GPU Energy (“GPU”) to transmit the electricity generated by the facility to the transmission grid so that it may be sold as prescribed under the Power Purchase Agreement. The agreement is in effect for the life of the facility yet may be terminated by mutual consent of both GPU and us under certain circumstances as detailed in the agreement. Costs associated with the agreement are based on electricity transmitted via GPU at a variable price, the PJM Tariff, as charged by GPU to the Company, which is comprised of both service cost and asset recovery cost, as determined by GPU and approved by the Federal Energy Regulatory Committee. The Company is obligated to pay approximately $214,000 per year as a maintenance fee for the interconnection equipment. The term of this agreement is twenty-five years. The total of these payments was approximately $214,000 for the each year ended December 31, 2004, 2003 and 2002, respectively.

The following table is an estimate of interconnection agreement maintenance fees to be paid through the end of the contract (in thousands):

Year	Interconnection Agreement Maintenance Fee
2005	$214
2006	214
2007	214
2008	214
2009	214
2010-2026	3,638
Total payments	$4,708

Other Commitments

Maintenance Services Agreement

We entered into the Maintenance Program Parts, Shop Repairs and Scheduled Outage TFA Services Contract (the “Maintenance Services Agreement”), dated as of September 23, 1998, with Siemens Westinghouse by which Siemens Westinghouse will provide the Company with, among other things, combustion turbine parts, shop repairs and scheduled outage technical field assistance services. The Maintenance Services Agreement became effective on the date of execution and unless terminated early, will terminate upon completion of shop repairs performed by Siemens Westinghouse following the eighth scheduled outage of the applicable combustion turbine or 10 years from the effective date of the contract, whichever occurs first, unless we exercise our right to terminate the agreement after the first major outage of the turbines.

The Maintenance Services Agreement indicates that we will pay fees each month based on a stated amount for each equivalent base load hour (“EBH”) of the combustion turbines, adjusted for inflation, over the term of the agreement.  However, if a scheduled maintenance outage occurs prior to 8,000 EBHs being accumulated since the last scheduled maintenance outage for that turbine, the Company will be invoiced the remaining amount to equate to 8,000 hours (“true-up”). In the event the Company is not required to dispatch the facility, there is no charge for that month. Accordingly, no amounts have been included in the Contractual Obligations table below.

The total of these payments was approximately $1.8 million, $2.9 million and $4.8 million for the years ended December 31, 2004, 2003 and 2002, respectively, which included true-ups for one planned maintenance outage in each fiscal year ended December 31, 2003 and 2002, as the turbines were far short of the 8,000 EBH level. Assuming a similar dispatch level in 2005 as in 2004, a comparable level of payments would be expected for the year ended December 31, 2005. Based upon our current estimates, assuming a certain number of EBH’s and equivalent starts (“ES”), the remaining minimum payments to Siemens Westinghouse would approximate $20.7 million through the period ending the 10 year term of the contract.

Contractual Obligations

($000’s)	Total	2005	2006-2007	2008-2009	2010 & Thereafter	Commitments Reference	Footnote reference
Debt Service Obligations (including interest)	$617,295	$32,963	$66,197	$67,473	$450,662	(a)	(5)
Operations Agreement	142,781	5,358	11,128	11,634	114,661	(b)	(8)
Interconnection Agreement	4,708	214	428	428	3,638	(c)	(8)
Total	$764,784	$38,535	$77,753	$79,535	$568,961

ITEM 7A.               Quantitative and Qualitative Disclosures About Market Risk

The bonds have an aggregate principal amount of $295.4 million at December 31, 2004. We are not subject to interest rate risk as the interest rates associated with our outstanding indebtedness are fixed over the life of the bonds. We currently have no other financial or derivative financial instruments. We do not believe that we face other material risks requiring disclosure pursuant to Item 305 of Regulation S-K.

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

During 2004, the PJM market, into which our facility’s generation is distributed, continues to experience a general decline in the amount paid for electricity. This, in combination with a marked increase in the cost of natural gas, was a major factor in Williams’ decision to dispatch our facility on a very limited basis. Based upon current market conditions and projections from Williams, we anticipate a comparable dispatch level in 2005.  In the event that these market conditions do not improve, and Williams does not dispatch our facility at all in 2005, we believe that the fixed capacity payments are sufficient to meet the cash demands of our business, but we require the additional revenue from such fuel conversion services to be profitable.

ITEM 8.                  Financial Statements and Supplemental Data

AES IRONWOOD, L.L.C.

AN INDIRECT WHOLLY OWNED SUBSIDIARY

OF THE AES CORPORATION

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Changes in Member’s Capital

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
AES Ironwood, L.L.C.:

We have audited the accompanying balance sheets of AES Ironwood, L.L.C. (an indirect wholly owned subsidiary of The AES Corporation) (the “Company”) as of December 31, 2004 and 2003, and the related statements of operations, changes in member’s capital, and cash flows for each of the three years in the period ended December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of AES Ironwood, L.L.C. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

McLean, Virginia

March 24, 2005

AES IRONWOOD, L.L.C.

AN INDIRECT WHOLLY OWNED SUBSIDIARY

OF THE AES CORPORATION

BALANCE SHEETS,

DECEMBER 31, 2004 AND 2003

(DOLLARS IN THOUSANDS)

	2004	2003
ASSETS:

Current assets:
Cash and cash equivalents	$7,327	$2,366
Interest receivable	16	4
Accounts receivable — net	4,453	4,445
Prepaid insurance	745	813
Prepaid expenses — other	232	233
Inventory — fuel	—	7
Asset held for sale	100	450
Total current assets	12,873	8,318

Land	1,143	1,143
Property, plant, and equipment-net of accumulated depreciation of $31,572 and $20,744, respectively	304,402	313,335
Deferred financing costs-net of accumulated amortization of $781 and $645, respectively	2,854	2,990
Restricted cash including debt service reserve	4,666	4,556
Total assets	$325,938	$330,342

LIABILITIES AND MEMBER’S CAPITAL:

Current liabilities:
Accounts payable	$56	$61
Accrued interest	2,180	2,227
Payable to AES and affiliates	2,132	2,146
Note payable	—	292
Bonds payable, current	7,032	6,356
Total current liabilities	11,400	11,082

Deferred revenue	3,505	1,392
Bonds payable	288,384	295,416

Total liabilities	303,289	307,890

Commitments and Contingencies (Notes 5, 6, 7 and 8)

Member’s capital:
Common stock, $1 par value-10 shares authorized, none issued or outstanding	—	—
Contributed capital	38,800	38,800
Member’s deficit	(16,151)	(16,348

Total member’s capital	22,649	22,452

Total liabilities and member’s capital	$325,938	$330,342

See notes to financial statements.

AES IRONWOOD, L.L.C.

AN INDIRECT WHOLLY OWNED SUBSIDIARY

OF THE AES CORPORATION

STATEMENTS OF OPERATIONS,

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(DOLLARS IN THOUSANDS)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
OPERATING REVENUES
Energy	$54,131	$50,055	$51,852

OPERATING EXPENSES
Depreciation	10,828	10,629	10,103
Corporate management fees	5,215	5,110	5,042
Operating costs	4,070	5,776	5,385
General and administrative costs	7,192	9,254	10,589
Loss on disposal of assets	357	978	—
Operating income	26,469	18,308	20,733

OTHER INCOME/EXPENSE
Other income	15	253	4,774
Interest income	183	84	138
Interest expense	(26,470)	(26,956)	(27,244)
NET INCOME (LOSS)	$197	$(8,311)	$(1,599)

See notes to financial statements.

AES IRONWOOD, L.L.C.

AN INDIRECT WHOLLY OWNED SUBSIDIARY

OF THE AES CORPORATION

STATEMENTS OF CHANGES IN MEMBER’S CAPITAL,

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(DOLLARS IN THOUSANDS)

	Common Stock		Additional Paid - in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE DECEMBER 31, 2001	—	$—	—	(2,137)	$(2,137)
Net loss	—	—	—	(1,599)	(1,599)
Dividends paid	—	—	—	(4,301)	(4,301)
Contributed capital	—	—	8,800	—	8,800
Conversion of debt to equity	—	—	30,000	—	30,000
BALANCE DECEMBER 31, 2002	—	—	38,800	(8,037)	30,763
Net loss	—	—	—	(8,311)	(8,311)
BALANCE DECEMBER 31, 2003	—	—	38,800	(16,348)	22,452
Net income	—	—	—	197	197
BALANCE DECEMBER 31, 2003	—	$—	$38,800	$(16,151)	$22,649

See notes to financial statements.

AES IRONWOOD, L.L.C.

AN INDIRECT WHOLLY OWNED SUBSIDIARY
OF THE AES CORPORATION
STATEMENTS OF CASH FLOWS,
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(DOLLARS IN THOUSANDS)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
OPERATING ACTIVITIES:
Net income (loss)	$197	$(8,311)	$(1,599)
Amortization of deferred financing costs	136	137	145
Depreciation	10,828	10,629	10,103
Loss on disposal of assets	357	978	—
Change in:
Interest receivable	(12)	4	31
Accounts receivable	(8)	864	301
Prepaid insurance	1,916	1,480	(2,293)
Prepaid expense - other	1	(15)	(218)
Inventory	7	19	(26)
Other assets	—	753	(485)
Certificate of deposit	—	77	—
Accounts payable	(5)	(2,605)	(1,357)
Accrued interest	(47)	(35)	(15)
Account payable-parent and affiliates	(14)	(727)	1,289
Deferred revenue	2,113	1,392	—
Net cash provided by operating activities	15,469	4,640	5,876

INVESTING ACTIVITIES:
Payments for property, plant and equipment	(1,901)	(2,647)	(328)
Change in construction related payables	—	—	(12,000)
Change in construction related receivables	—	4,826	7,426
Withdrawals from (payments to) restricted cash accounts	(110)	1,247	(390)
Change in retention payable	—	—	(11,941)
Net cash (used in) provided by investing activities	(2,011)	3,426	(17,233)

FINANCING ACTIVITIES:
Payments for bonds payable	(6,356)	(4,752)	(1,976)
Contributed capital	—	—	8,800
Payment of dividends	—	—	(4,301)
Payments on note payable	(2,141)	(2,036)	2,328
Net cash (used in) provided by financing activities	(8,497)	(6,788)	4,851

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,961	1,278	(6,506)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,366	1,088	7,594
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,327	$2,366	$1,088

SUPPLEMENTAL DISCLOSURE:
Interest paid (net of amounts capitalized)	$26,517	$26,956	$27,244
Conversion of subordinated loan payable to parent to equity	$—	$—	$30,000
Transfer of property, plant & equipment to asset held for sale	$—	$450	$—
Insurance carrier financing	$1,849	$2,590	$—

See notes to financial statements

AES IRONWOOD, L.L.C.

AN INDIRECT WHOLLY OWNED SUBSIDIARY

OF THE AES CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.     ORGANIZATION

AES Ironwood, L.L.C. (the “Company) was formed on October 30, 1998, in the state of Delaware to develop, construct, and operate a 705-megawatt (MW) gas-fired, combined cycle electric generating facility in South Lebanon Township, Pennsylvania (the “Facility”). The Company was considered dormant until June 25, 1999, at which time the Project Financing and certain related agreements were consummated (hereinafter, “Inception”). The Plant includes two Westinghouse 501 G combustion turbines, two heat recovery steam generators, and one steam turbine. The Plant produces and sells electricity, as well as provides fuel conversion and ancillary services, solely to Williams Power Company, Inc., formerly known as Williams Energy Marketing & Trading Company (“Williams”) under a Power Purchase Agreement with a term of 20 years that commenced on December 28, 2001, the commercial operation date.

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

Pursuant to an Equity Subscription Agreement, Ironwood was required to contribute up to $50.1 million to the Company to fund construction after the bond proceeds had been fully utilized. As of December 31, 2004, Ironwood had made net contributions of $38.8 million of equity capital. No further contributions are required..

2.     OPERATIONS

During 2002, as further discussed in Note 7, the credit ratings of the long-term senior unsecured debt of The Williams Companies, Inc. were downgraded to below investment grade.  Since achieving commercial operations, under the Power Purchase Agreement with Williams Energy, the Company is eligible to receive variable operations and maintenance payments, total fixed payments, energy exercise fee payments (each as defined in the Power Purchase Agreement) and other payments for the delivery of fuel conversion, capacity and ancillary services.  Since December 28, 2001, Williams Energy has not requested that the Company dispatch the facility to a significant degree. The minimum capacity payments provided for under the Power Purchase Agreement have been the Company’s primary source of operating revenues, representing $48.2 million of the Company’s total revenues of $54.1 million for the twelve months ended December 31, 2004.  Approximately $3.5 million has been deferred consistent with the company’s revenue recognition policy discussed in Note 3 to the financial statements.

The Company has used these operating revenues, together with interest income from the investment of operating funds to pay its generation expenses and other operations and maintenance expenses.

The Company currently has not been dispatched by Williams in 2005 and can provide no assurance that the Company will be dispatched.  In the event that the facility is not dispatched, the Company’s operating revenues will consist of minimum capacity payments under the Power Purchase Agreement.  The Company has also provided the debt service reserve letter of credit ($17.3 million) that may be utilized if necessary to fund obligations as they become due.

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

Restricted Cash – Restricted cash in the amount of approximately $4.7 million as of December 31, 2004 and $4.6 million as of December 31, 2003 consists of accounts the Company is required under the Collateral Agency Agreement (see Note 5) to maintain for the construction, maintenance, and debt service of the facility.

Property, Plant, and Equipment – Property, plant, and equipment is recorded at cost. Depreciation, after consideration of salvage value, is computed using the straight-line method over the estimated useful lives of the assets, which range from five to forty years. Maintenance and repairs are charged to expense as incurred.

Description of Asset	Depreciable Life	Net Book Value at December 31, 2004	Net Book Value at December 31, 2003
		(in thousands)	(in thousands)

Plant	40	$219,121	$224,627
Buildings	40	812	833
Land Improvements	40	10,368	10,643
Equipment	40	1,975	2,023
Rotable Turbine Parts	7-28	43,104	46,992
Development Costs	25	21,431	22,513
Furniture & Fixtures	15	646	696
Data Processing Equipment	7	361	440
Vehicles	5	183	228
Projects	N/A	3,691	1,934
Spare Parts	N/A	2,710	2,406
		$304,402	$313,335

Long- Lived Assets – The Company evaluates the impairment of our long-lived assets based on the provisions of Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”).  The Company has determined that the value of one of its assets was impaired and has reduced the recorded value accordingly (See Note 12).

Other Assets – Pursuant to the provisions of 25 Pennsylvania Code Section 123, Nitrogen Oxide (NOx), Allowance Requirements, which establishes a NOx budget and a NOx allowance trading program for NOx affected sources for the purpose of achieving air quality standards, the Company purchased approximately $1.1 million in NOx allowances in 1999. The NOx allowances were purchased for NOx emissions during the ozone seasons for the first two full years of operations. These amounts are reported as other assets and will be amortized as they are utilized. Approximately $384 thousand in NOx were used during the 2002 NOx season. In July 2003 the remaining NOx were sold at a loss; recorded in loss on sale of assets for the year ended December 31, 2003 (see Note 9).

Deferred Financing Costs – Financing costs are deferred and are being amortized using the straight-line method over approximately 26 years, which does not differ materially from the effective interest method of amortization.

Prepaid Expenses – Prepaid expenses at December 31, 2004 consists of prepaid insurance in the amount of approximately $745,000, prepaid taxes in the amount of approximately $168,000, prepaid leases in the amount of approximately $31,000, and prepaid rating agency review fees in the amount of $33,000. Prepaid expenses at December 31, 2003 consisted of prepaid insurance in the amount of approximately $811,000, prepaid taxes in the amount of approximately $166,000, prepaid leases in the amount of approximately $29,000, and prepaid rating agency review fees in the amount of $38,000.

Revenue Recognition – The Company generates energy revenues under our Power Purchase Agreement with Williams. Under the terms of the 20-year term of the agreement, the Company sells electric energy and capacity produced by the facility, as well as ancillary and fuel conversion services. Under the Power Purchase Agreement, the Company also generates revenues from meeting (1) base electrical output guarantees and (2) heat rate bonuses through efficient electrical output. Revenues from the sales of electric energy are recorded based on output delivered at rates as specified under contract terms. In accordance with EITF 91-6, “Revenue Recognition of Long-Term Power Sales Contracts”, the Company recognizes fixed capacity revenues on the straight-line basis over the life of the agreement. Differences between the actual capacity payments and the straight-line method are recorded as deferred revenue. Revenues for ancillary and other services are recorded when the services are rendered.  Upon its expiration, or in the event that the Power Purchase Agreement is terminated prior to its 20-year term, the Company would seek to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short- or long-term power purchase or similar agreements. There can be no assurances as to whether such efforts would be successful (see Note 7).

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

Accounts Receivable - As of December 31, 2004, accounts receivable of approximately $4.5 million consists of unpaid invoices from Williams.  As of December 31, 2003, accounts receivable of approximately $4.4 million consists of unpaid invoices from Williams Energy of approximately $5.5 million and unpaid invoices from Siemens Westinghouse of approximately $193,000, less allowance for doubtful accounts of approximately $1.3 million.

Other income – For the year ended December 31, 2004, other income consisted of $8,000 from the sale of excess fuel compared to $222,000 from Siemens Westinghouse relating to their payment of performance guarantees and $10,000 from the sale of excess fuel for the year ended December 31, 2003.

Reclassifications – Certain reclassifications have been made to the 2003 and 2002 amounts to conform to the 2004 presentation.

4.     RECENT AND NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (ARB No. 51”).  In October 2003, FASB Staff Position No. 46-6, “Effective Date of FIN 46, Consolidation of Variable Interest Entities” deferred the effective date of FIN 46 for variable interests held by a public entity in a variable interest entity (“VIE”) that was created or acquired before February 1, 2003 to the end of the first interim or annual period ending after December 15, 2003.  In December 2003, FASB issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46(r)”), which clarified some requirements and incorporated several staff positions that the Company was already required to apply.  In addition, FIN 46(r) deferred the effective date for VIEs that were created or acquired before February 1, 2003 and were not considered special purpose entities (“SPEs”) prior to the issuance of the interpretation until the first reporting period ending after March 15, 2004.  FIN 46(r) defines a VIE as (i) any entity in which the equity investors at risk in such entity do not have the characteristics of a controlling financial interest, or (ii) any entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.  It requires the consolidation of the VIE by the primary beneficiary.  The adoption of FIN 46(r) requires the Company to include disclosures for non SPE VIEs created or acquired on or after February 1, 2003 in its financial statements related to the total assets and the maximum exposure to loss resulting from the Company’s interests in VIEs.  The adoption of FIN 46(r) for VIEs created or acquired prior to February 1, 2003 did not have an impact on the Company’s financial statements.

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

Principal and interest is payable as follows at December 31 (in thousands)

Year	Principal	Interest	Total

2005	$7,032	$25,931	$32,963
2006	7,156	25,304	32,460
2007	9,132	24,605	33,737
2008	11,352	23,723	35,075
2009	9,624	22,774	32,398
2010-2025	251,120	199,542	450,662
Total payments	$295,416	$321,879	$617,295

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

6.     EQUITY SUBSCRIPTION AGREEMENT

The Company, along with Ironwood, has entered into an Equity Subscription Agreement, pursuant to which Ironwood, agreed to contribute up to approximately $50.1 million to the Company to fund project costs. This amount is secured by an acceptable bond issued by Ironwood. Ironwood will fund these amounts as they come due upon the earlier of (a) expenditure of all funds that have been established for construction or (b) the occurrence, and during the continuation of, an event of default, as defined under the indenture governing its senior secured bonds. A portion of this equity requirement may be made in the form of affiliate debt, between the Company and Ironwood, which would be subordinate to the senior secured bonds.

Pursuant to an Equity Subscription Agreement, Ironwood was required to contribute up to $50.1 million to the Company to fund construction after the bond proceeds had been fully utilized. As of December 31, 2004, Ironwood had made net contributions of $38.8 million of equity capital. No further funds are required to be contributed.

7.     POWER PURCHASE AGREEMENT

The Company has entered into a Power Purchase Agreement with Williams for the sale of all electric energy and capacity produced by the facility, as well as ancillary and fuel conversion services. The term of the Power Purchase Agreement is 20 years, commencing on December 28, 2001, the commercial operation date. Payment obligations to the Company are guaranteed by The Williams Companies, Inc. Such payment obligations under the guarantee are capped at an amount equal to 125% of the sum of the principal amount of the senior secured bonds plus the maximum debt service reserve account required balance. The payment obligations of Williams under the Power Purchase Agreement are guaranteed by The Williams Companies, Inc. At December 31, 2004, this amount was approximately $395.3 million.

Fuel Conversion and Other Services – Williams has the obligation to deliver, on an exclusive basis, all quantities of natural gas required by the Plant to generate electricity or ancillary services, to start up or shut down the Plant, and to operate the Plant during any period other than a start-up, shut-down, or required dispatch by Williams for any reason.

Concentration of Credit Risk – Williams currently is the Company’s sole customer for purchases of capacity, ancillary services, and energy, and the Company’s sole source for fuel. Williams’ Energy’s payments under the Power Purchase Agreement are expected to provide all of the Company’s revenues during the term of the Power Purchase Agreement. It is uncertain whether the Company would be able to find another purchaser or fuel source on similar terms for the Company’s facility if Williams were not performing under the Power Purchase Agreement. Any material failure by Williams to make capacity and fuel conversion payments or to supply fuel under the Power Purchase Agreement would have a severe impact on the Company’s operations. The payment obligations of Williams under the Power Purchase Agreement are guaranteed by The Williams Companies, Inc. The payment obligations of The Williams Companies, Inc. are capped at an amount equal to 125% of the sum of the principal amount of the Company’s senior secured bonds, plus the maximum debt service reserve account balance.  At December 31, 2004, this amount was approximately $395 million.

In an action related to the ratings downgrade of The Williams Companies, Inc., S&P and Moody’s lowered their ratings on the Company’s senior secured bonds. On December 10, 2003 S&P lowered its ratings on the Company’s senior secured bonds to “B+” from “BB-” with a negative outlook. On November 27, 2002, Moody’s lowered its ratings on the Company’s senior secured bonds to “B2” from “Ba2”. The Company does not believe that such ratings downgrades will have any other direct or immediate effect on the Company, as none of the other financing documents or project contracts have provisions that are triggered by a reduction of the ratings of the bonds.

To satisfy the requirements of the Power Purchase Agreement, on September 20, 2002, Citibank, N.A. issued a $35 million Irrevocable Standby Letter of Credit (the “Letter of Credit”) on behalf of Williams. The Letter of Credit does not alter, modify, amend or nullify the guaranty issued by The Williams Companies, Inc. in favor of the Company and is considered to be additional security to the security amounts provided by such guaranty. The Letter of Credit became effective on September 20, 2002 and expired upon the close of business on July 10, 2003; except that the Letter of Credit will be automatically extended without amendment for successive one year periods from the present or any future expiration date hereof, unless Citibank, N.A. provides written notice of its election not to renew the Letter of Credit at least thirty days prior to any such expiration date. In July 2004, Citibank, N.A. sent notification that the letter of credit will be extended to July 12, 2005. Additionally, in a Letter Agreement dated September 20, 2002, Williams agreed to (a) provide eligible credit support prior to the stated expiration date of the Letter of Credit and (b) replenish any portion of the Letter of Credit or eligible credit support that is drawn, reduced, cashed or redeemed, at any time, with an equal amount of eligible credit support. Within twenty days prior to the expiration of the Letter of Credit and/or any expiration date of eligible credit support posted by Williams, Williams shall post eligible credit support to the Company in place of the Letter of Credit and/or any expiring eligible credit support unless The Williams Companies, Inc. regains and maintains its investment grade status, in which case the Letter of Credit or eligible credit support shall automatically terminate and no additional eligible credit support shall be required.  The Company and Williams acknowledge that the posting of such Letter of Credit and Williams’ agreement and performance of the requirements of (a) and (b) as set forth in the immediately preceding sentence shall be in full satisfaction of Williams’ obligations contained in Section 19.3 of the Power Purchase Agreement to provide replacement security due to the downgrade of The Williams Companies, Inc. below investment grade status.

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

The Company has ongoing disputes, including arbitration with Williams, relating to the parties Power Purchase Agreement.  The arbitration was bifurcated into two phases, and an award was issued on Phase I on February 3, 2004.  The primary issue in Phase I related to various aspects of the availability of the facility for the year ended December 31, 2002, including disputes over the amount of any availability bonus or penalty.  Phase II of the arbitration involves a dispute concerning the proper duration of facility start-ups and shutdowns, including fuel used during start-ups and shutdowns.  While Phase I of the arbitration was limited to billing disputes in 2002, many of the same issues are disputed between the parties for 2003 billings. (See Note 8)

8.     COMMITMENTS AND CONTINGENCIES

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

Additionally, a significant monthly expenditure is for payment of the Company’s long term service agreement with Siemens Westinghouse. This agreement provides that the Company pays approximately $400 per gas turbine per equivalent operating hour, adjusted for inflation. In the event the Company is not required to dispatch the facility, there is no charge. While operating at base load, the monthly payment for the long term service agreement could be as much as $450,000. The total of these payments was approximately $1.8 million, $2.9 million and $4.8 million for the years ended December 31, 2004, 2003 and 2002, respectively, which included true-ups for two planned maintenance outages in 2003 and 2002. These payments are included with Property, Plant and Equipment until an outage occurs. At that time an allocation between additions to Property, Plant and Equipment and Operating Expense is performed. The allocation is determined by the value of new capitalizable parts received and amounts expended with no future value.

Water Supply – The Company entered into a contract with the City of Lebanon Authority (the “Authority”) for the purchase of 50 percent of the water use of the Plant. The contract has a term of 25 years. Costs associated with the use of water by the Plant under this contract are based on gallons used per day at prices specified under the contract terms. The Company also entered into an agreement with Pennsy Supply, Inc, which will provide the remaining 50 percent of the water use of the Plant. The total of these payments was approximately $82,000, $70,000 and $83,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Interconnection Agreement – The Company entered into an interconnection agreement with GPU Energy (“GPU”) to transmit the electricity generated by the Plant to the transmission grid so that it may be sold as prescribed under the Power Purchase Agreement. The agreement is in effect for the life of the Plant yet may be terminated by mutual consent of both GPU and the Company under certain circumstances as detailed in the agreement. Costs associated with the agreement are based on electricity transmitted via GPU at a variable price, the PJM Tariff, as charged by GPU to the Company, which is comprised of both service cost and asset recovery cost, as determined by GPU and approved by the Federal Energy Regulatory Committee. The Company is obligated to pay approximately $214,000 per year as a maintenance fee for the interconnection equipment. The term of this agreement is twenty-five years. The total of these payments was approximately $214,000, $214,000 and $214,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Power Purchase Agreement The Company has ongoing disputes, including arbitration with Williams, relating to the parties Power Purchase Agreement.  The arbitration was bifurcated into two phases, and an award was issued on Phase I on February 3, 2004.  The primary issue in Phase I related to various aspects of the availability of the facility for the year ended December 31, 2002, including disputes over the amount of any availability bonus or penalty.  Phase II of the arbitration involves a dispute concerning the proper duration of facility start-ups and shutdowns, including fuel used during start-ups and shutdowns.  While Phase I of the arbitration was limited to billing disputes in 2002, many of the same issues are disputed between the parties for 2003 billings.

The arbitral panel’s award on Phase I of the arbitration found that Williams had misapplied the applicable rules of Pennsylvania – New Jersey - Maryland Interconnection, L.L.C. (“PJM”) in the billing dispute with the Company over the availability of the facility.  The panel declined, however, to decide the facility’s availability during 43 disputed maintenance events.  Instead, it encouraged the parties to reach a mutual resolution of the disputed events by applying the correct PJM rule and, failing mutual agreement, to submit the dispute to a third party engineer for resolution.  The parties are currently discussing possible resolution of the disputed events, and anticipate submitting any events that cannot be resolved by mutual agreement to a third party.  Until the matter is fully resolved, the availability of the facility, and certain payments that are calculated based on availability, cannot be determined.  During 2004 Williams paid approximately $2.2 million in respect of availability bonus for 2002 and 2003. Approximately $1.8 million has been recorded in operating revenues and approximately $415,000 has been recorded as a reduction of bad debt expense, included in general and administrative costs. The parties are continuing to resolve the outstanding availability issues and expect resolution during 2005.

Also as a result of the panel’s Phase I Award, the Company will begin pre-funding a cash account on a quarterly basis to reflect the maximum amount of a fuel conversion volume rebate that might be payable to Williams if the facility operates the requisite number of hours to earn the maximum rebate available under the Power Purchase Agreement.  The maximum theoretical annual amount of the fuel conversion volume rebate is $1.7 million, but the account will not be fully funded during the course of the year if the facility is not operated a sufficient number of hours to achieve the maximum fuel conversion volume rebate.  Depending on the amount of facility operation, the Company may be entitled to withdraw some of the funds deposited into the account during the second half of its fiscal year.  On April 1, 2004, the Company deposited $71,000. This amount is included with restricted cash. For the twelve months ended December 31, 2004, the Company has determined that no additional liability has occurred and there is no liability for fuel conversion volume rebate for the entire year ended December 31, 2004. The funds will be left in the restricted account in anticipation of any liability incurred during the first quarter of 2005. The Company will reassess this funding requirement for each subsequent quarter to determine the liability. The funding will be accomplished by transferring funds from an unrestricted cash account to the restricted account.

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

9.     RELATED PARTY TRANSACTIONS

Effective June 1999, the Company entered into a 27-year development and construction management agreement with Prescott that provides certain support services required by the Company for the development and construction of the Plant. Under this agreement Prescott also provides operations management services for the Plant. Payments for operations management services are approximately $400,000 per month, adjusted annually for inflation.

During the construction period, the construction management fees were paid to Prescott from the investment balances or from parent funding. For the years ended December 31, 2004, 2003 and 2002 approximately $5.2 million, $5.1 million and $5.0 million in management fees were incurred and charged to operating expenses.

Accounts receivable from parent and affiliates generally represents charges for certain AES projects that the Company has paid for and invoiced to the Company’s parent and affiliates. Accounts payable are generally amounts owed for shared services to the Company’s parent and affiliates. Accounts payable to AES and affiliates as of December 31, 2004 and 2003 amounted to $2.1 million and $2.1 million, respectively.

During 2003, emission credits, included in other assets, were sold to AES Eastern Energy, L.P., an indirect wholly owned subsidiary of The AES Corporation at a fair market price for a net loss of $431 thousand.

The Company is the primary source of funding for the AES Ironwood Foundation, a non-profit organization founded to provide social responsibility to the local communities. The Company does not consolidate the financial statements of the AES Ironwood Foundation into its financial statements. The Company’s discretionary funding for the years ended December 31, 2004, December 31, 2003 and December 31, 2002 were approximately $112,000, $107,000, and $376,000 respectively

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

The Bonds had a carrying amount of $295.4 million with a fair value of approximately $328.9 million at December 31, 2004 versus a carrying amount of $301.8 million with a fair value of approximately $325.9 million at December 31, 2003. The estimated fair value of the Bonds at December 31, 2004 and 2003 is based on quoted market prices of similarly rated bonds with similar maturities.

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

12.  ASSET HELD FOR SALE

During 2002 the Company commenced installation of an auxiliary boiler to increase the efficiency of the facility. The arbitration settlement of March 2003 determined that the Company has no obligation to install the auxiliary boiler as there would be no economic benefit produced by its installation. On July 24, 2003, the Company entered into a contract with a sales assistance company to facilitate the sale of the boiler. As of September 2003 total costs of the auxiliary boiler were approximately $886,000. The fair value less selling costs of the auxiliary boiler was estimated to be approximately $450,000 and included in asset held for sale. Approximately $436,000 was written off in 2003 and included in loss on disposal of assets in the statement of operations for the year ended December 31, 2003.

In November 2004 the fair value less selling costs of the auxiliary boiler was re-evaluated to be $100,000. Approximately $350,000 was written off in 2004 and is included in loss on disposal of assets in the statement of operations for the year ended December 31, 2004.

The Company believes that the asset will be sold during 2005.

SELECTED QUARTERLY FINANCIAL DATA    (UNAUDITED)

The following table summarizes the unaudited quarterly statements of operations for the Company for the years ended December 31, 2004 and 2003. Certain prior year amounts have been reclassified on the financial statements to conform with the 2004 presentation.

AES Ironwood, L.L.C.

Quarters Ended December 31, 2004, September 30, 2004, June 30, 2004, March 31, 2004

(dollars in thousands)

	Quarter Ended 2004
	December 31	September 30	June 30	March 31
OPERATING REVENUES
Energy	$12,985	$13,878	$13,304	$13,964
OPERATING EXPENSES
Operating expenses	4,783	5,507	4,990	4,833
General and administrative costs	1,463	1,762	1,943	2,024
Loss on disposal of assets	357	—	—	—
OPERATING INCOME	6,382	6,609	6,371	7,107

OTHER INCOME/EXPENSE
Other Income	—	8	1	6
Interest income	115	33	19	16
Interest expense	(6,565)	(6,600)	(6,635)	(6,670)
NET (LOSS) INCOME	$(68)	$50	$(244)	$459

AES Ironwood, L.L.C.

Quarters Ended December 31, 2003, September 30, 2003, June 30, 2003, March 31, 2003

(dollars in thousands)

	Quarter Ended 2003
	December 31	September 30	June 30	March 31
OPERATING REVENUES
Energy (1)	$12,150	$13,619	$12,209	$12,077
OPERATING EXPENSES
Operating expenses	4,782	5,451	5,699	5,583
General and administrative costs	2,809	1,913	2,333	2,199
Loss on disposal of assets	164	814	—	—
OPERATING INCOME	4,395	5,441	4,177	4,295

OTHER INCOME/EXPENSE
Other Income	12	2	6	233
Interest income	14	16	33	21
Interest expense	(6,699)	(6,726)	(6,753)	(6,778)
NET (LOSS) INCOME	$(2,278)	$(1,267)	$(2,537)	$(2,229)

ITEM 9.                  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.               Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15-d-15 (e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of December 31, 2004.  The Company’s management, including the CEO and CFO, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

Based upon the controls evaluation performed, the CEO and CFO have concluded that as of December 31, 2004, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls.  In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which the Company has made and are continuing to make changes to improve and enhance controls.  Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Compliance with Section 404 of the Sarbanes Oxley Act of 2002.  Beginning with the year ending December 31, 2006, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report of management with our annual report on Form 10-K.  The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal controls over financial reporting for our Company, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal controls over financial reporting, (3) management’s assessment of the effectiveness of our internal controls over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal controls over financial reporting are effective, and (4) a statement that our independent auditors have issued an attestation report on management’s assessment of our internal controls over financial reporting.

Management developed a comprehensive plan in order to achieve compliance with Section 404 within the prescribed period and to review, evaluate and improve the design and effectiveness of our controls and procedures on an on-going basis.  The comprehensive compliance plan includes (1) documentation and assessment of the adequacy of our internal controls over financial reporting, (2) remediation of control weaknesses, (3) validation through testing that controls are functioning as documented and (4) implementation of a continuous reporting and improvement process for internal controls over financial reporting.  As a result of this initiative, the Company has made and will continue to make changes from time to time in our internal controls over financial reporting.

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

Not applicable pursuant to General Instruction I of Form 10-K.

ITEM 13.               Certain Relationships And Related Transactions

Not applicable pursuant to General Instruction I of Form 10-K.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements included on Form 10-K and review of the financial statements included in the registrant’s Form 10-Q (17 CFR 249.308a) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $212,000 and $208,500 for the years ended December 31, 2004 and 2003, respectively.

Audit-Related, Tax and All Other Fees

Other than the audit fees described above, there were no other fees paid to the principal accountants for the years ended December 31, 2004 and 2003, respectively.

Pre-Approval of Services Provided by Deloitte & Touche

The registrant’s board of directors serves as its audit committee. All audit and non-audit services to be provided to the registrant by its principal accountant are approved by the board of directors. A pre-approval policy is in place with The AES Corporation Audit Committee.

PART IV

ITEM 15.               Exhibits and Financial Statement Schedules

a)     The following documents are filed as part of this report:

1.             Financial Statements Filed:

Please refer to Item 8 - Financial Statements and Supplementary Data.

2.             Financial Statement Schedules Filed: None

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

10.6	Development and Operations Services Agreement, dated as of June 1, 1999, by and between our Company and Prescott.

10.7	Effluent Supply Agreement, dated as of March 3, 1998, by and between our Company and City of Lebanon Authority.

10.8	Generation Facility Transmission Interconnection Agreement, dated as of March 23, 1999, by and between our Company and Metropolitan Edison Company d/b/a GPU Energy.

10.9	Agreement Relating to Real Estate, dated as of October 23, 1998, by and between our Company and Pennsy Supply, Inc.

10.10	Easements and Right of Access Agreement, dated as of April 15, 1999, by and between our Company and Pennsy Supply, Inc.

10.11	Letter Agreement, dated September 20, 2002 between the Company and Williams Marketing and Trading Company. **

10.12	Irrevocable Standby Letter of Credit Issued by Citibank N.A. **

12	Computation of Earnings/(Deficiency) to Fixed Charges *

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 *

*              Filed herewith.

**           Previously filed as an exhibit to the Company’s current report on Form 8-K filed in September 20, 2002 and incorporated by reference herein.

Supplementary Information to be Furnished With Reports filed Pursuant to

Section 15(d) of the Act by Registrants Which Have Not Registered

Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders during the fiscal year ended December 31, 2004. No annual report or proxy materials will be sent to security holders subsequent to the filing of this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AES IRONWOOD, L.L.C.

/s/ A. W. Bergeron
By:	A. W. Bergeron
Title:	President

/s/ Michael Carlson
By:	Michael Carlson
Title:	Chief Financial Officer

Date:       March 24, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. W. Bergeron	Director	March 24, 2005
A. W. Bergeron

/s/ Edward P. Convery	Director	March 30, 2005
Edward P. Convery

/s/ Dan Rothaupt	Director	March 24, 2005
Dan Rothaupt