Form 10-Q
period 2005-03-31
AES IRONWOOD LLC
filed 2005-05-13
CIK 1099291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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

(717) 228-1328
(Registrant’s telephone number, including area code)

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

Yes  ☐   No  ☒

Registrant is a wholly owned subsidiary of The AES Corporation.  Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is filing this Quarterly Report on form 10-Q with the reduced disclosure format authorized by General Instruction H(2).

AES IRONWOOD, L.L.C.

PART I. FINANCIAL INFORMATION

ITEM 1.          CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AES IRONWOOD, L.L.C.
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

Condensed Statements of Operations
Three Months Ended March 31, 2005 and 2004

(Unaudited)

(dollars in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004

OPERATING REVENUES:
Energy	$12,214	$13,964

OPERATING EXPENSES:
Depreciation	2,704	2,707
Operating fee	1,340	1,304
Operating costs	951	788
General and administrative costs	1,886	2,024
	6,881	6,823
Operating income	5,333	7,141

OTHER INCOME/(EXPENSE):
Other Income	3	6
Interest income	76	16
Interest expense	(6,562)	(6,704)
NET (LOSS)/INCOME	$(1,150)	$459

See notes to condensed financial statements.

AES IRONWOOD, L.L.C.
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

Condensed Balance Sheets
as of March 31, 2005 and December 31, 2004

(Unaudited)

(dollars in thousands)

	March 31, 2005	December 31, 2004
ASSETS:

Current assets:
Unrestricted cash and cash equivalents	$8,734	$7,327
Restricted cash including debt service reserve	4,677	4,666
Interest receivable	24	16
Accounts receivable – net	4,296	4,453
Prepaid insurance	35	745
Prepaid expenses – other	308	232
Inventory	—	—
Asset held for sale (Note 9)	100	100
Total current assets	18,174	17,539

Land	1,143	1,143
Property, plant, and equipment-net of accumulated depreciation of $34,276 and $31,572, respectively	301,769	304,402
Deferred financing costs-net of accumulated amortization of $816 and $781, respectively	2,820	2,854
Total assets	$323,906	$325,938
LIABILITIES AND MEMBER’S CAPITAL:

Current liabilities:
Accounts payable	$151	$56
Accrued interest	2,167	2,180
Payable to AES and affiliates	2,124	2,132
Bonds payable – current	7,063	7,032
Total current liabilities	11,505	11,400

Deferred revenue	4,307	3,505
Bonds payable – non current	286,595	288,384

Total liabilities	302,407	303,289

Member’s capital:
Common stock, $1 par value-10 shares authorized, none issued or outstanding	—	—
Contributed capital	38,800	38,800
Member’s accumulated deficit	(17,301)	(16,151)

Total member’s capital	21,499	22,649
Total liabilities and member’s capital	$323,906	$325,938

See notes to condensed financial statements.

AES IRONWOOD, L.L.C.

AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

Condensed Statement of Changes in Member’s Capital
From December 31, 2004
Through March 31, 2005

(Unaudited)

(dollars in thousands)

	Common Stock		Additional Paid - in	Member’s Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE DECEMBER 31, 2004	—	$—	$38,800	$(16,151)	$22,649
Net loss	—	—	—	(1,150)	(1,150)
BALANCE MARCH 31, 2005	—	$—	$38,800	$(17,301)	$21,499

See notes to condensed financial statements.

AES IRONWOOD, L.L.C.
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS,
THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004

OPERATING ACTIVITIES:
Net (loss) income	$(1,150)	$459
Amortization of deferred financing costs	34	34
Depreciation	2,704	2,707
Change in:
(Deposits to)/ withdrawals from restricted cash accounts	(11)	7
Interest receivable	(8)	—
Accounts receivable	157	33
Prepaid insurance	710	(152)
Prepaid expense	(76)	(72)
Inventory	—	1
Accounts payable	95	449
Accrued interest	(13)	(11)
Account payable-AES and affiliates	(8)	(242)
Deferred revenue	802	518
Net cash provided by operating activities	3,236	3,731

INVESTING ACTIVITIES:
Payments for property, plant and equipment	(71)	(444)
Net cash used in investing activities	(71)	(444)

FINANCING ACTIVITIES:
Payments for bonds payable	(1,758)	(1,589)
Payments on note payable	—	(292)
Net cash used in financing activities	(1,758)	(1,881)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,407	1,406
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,327	2,366
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,734	$3,772

SUPPLEMENTAL DISCLOSURE:
Interest paid	$6,541	$6,681

See notes to condensed financial statements.

AES IRONWOOD, L.L.C.
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

Notes to Condensed Financial Statements

1.             ORGANIZATION

AES Ironwood, L.L.C. (the “Company”) was formed on October 30, 1998 in the State of Delaware, to develop, construct, own, operate and maintain a 705-megawatt (MW) gas-fired, combined cycle electric generating facility in South Lebanon Township, Pennsylvania (“the Facility”). The Company was considered dormant until June 25, 1999, at which time it consummated a project financing and certain related agreements. The Facility, which was declared commercially available on December 28, 2001 (the “commercial operations date”), consists of two Westinghouse 501 G combustion turbines; two heat recovery steam generators and one steam turbine. The Facility produces and sells electricity, and provides fuel conversion and ancillary services, solely to Williams Power Company, Inc., formerly known as Williams Energy Marketing & Trading Company (“Williams”) under a power purchase agreement (the “Power Purchase Agreement”) with a term of 20 years that commenced on December 28, 2001.

The Company is a wholly-owned subsidiary of AES Ironwood, Inc. (“Ironwood’), which is a wholly-owned subsidiary of The AES Corporation. Ironwood has no assets other than its ownership interests in the Company and AES Prescott, L.L.C. (“Prescott”). Ironwood has no operations and is not expected to have any operations. Its only income will be from distributions it receives from the Company and Prescott. The equity that Ironwood has provided to the Company has been provided to Ironwood by The AES Corporation. The AES Corporation files quarterly and annual reports with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, which are publicly available, but do not constitute a part of, and are not incorporated into, this Form 10-Q.

2.             BASIS OF PRESENTATION

In the Company’s opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the interim periods presented herein are included. All such adjustments are accruals of a normal recurring nature. The results of operations for the three-month period presented herein are not necessarily indicative of the results of operations to be expected for the full year or future periods.

The Company generates energy revenues under its Power Purchase Agreement with Williams. During the 20-year term of the agreement, the Company expects to sell electric energy and capacity produced by the Facility, as well as ancillary and fuel conversion services. Under the Power Purchase Agreement, the Company also generates revenues from meeting (1) base electrical output guarantees and (2) heat rate bonuses through efficient electrical output.   Revenues from the sales of electric energy are recorded based on output delivered at rates as specified under contract terms. Revenues from capacity are recorded on a straight-line basis over the life of the contract. In accordance with EITF 91-6, “Revenue Recognition of Long-Term Power Sales Contracts”, the Company recognizes fixed capacity revenues on the straight-line basis over the life of the agreement. Differences between the actual capacity payments and the straight-line method are recorded as deferred revenue. Revenues for ancillary and other services are recorded when the services are rendered.  Upon its expiration, or in the event that the Power Purchase Agreement is terminated prior to its 20-year term, the Company would seek to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short- or long-term power purchase or similar agreements. There can be no assurances as to whether such efforts would be successful (See Note 3).

As of March 31, 2005, accounts receivable of approximately $4.3 million consists of unpaid invoices from Williams. As of December 31, 2004, accounts receivable of approximately $4.5 million consisted of unpaid invoices from Williams.

The condensed Balance Sheet at December 31, 2004 has been derived from the audited financial statements at that date.

Certain 2004 amounts have been reclassified in the condensed financial statements to conform to the 2005 presentation.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Because the accompanying condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles, they should be read in conjunction with the audited financial statements for the period ended December 31, 2004 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

3.             OPERATIONS

Since achieving commercial operations in December 2001, the Company is eligible to receive variable operations and maintenance payments, total fixed payments and other payments for the delivery of fuel conversion, capacity and ancillary services.  Since December 28, 2001, Williams has not requested that the Company dispatch the Facility to a significant degree. The minimum capacity payments provided for under the Power Purchase Agreement have been the Company’s primary source of operating revenues, representing $12.1 million of the Company’s total operating revenues for the three months ended March 31, 2005 compared to $11.8 million for the three months ended March 31, 2004.  For the three months ended March 31, 2005, approximately $802,000 has been deferred consistent with the Company’s revenue recognition policy discussed in Note 2.

The Company has used these operating revenues, together with interest income from the investment of operating funds to pay its operating expenses and other operations and maintenance expenses.

The Company has not been dispatched by Williams in January, February and March 2005 and can provide no assurance that the Company will be dispatched.  In the event that the Facility is not dispatched, the Company’s operating revenues will consist of minimum capacity payments under the Power Purchase Agreement.

The Company currently believes that its sources of liquidity will be adequate to meet its needs through the end of 2005.  This belief is based on a number of assumptions, including but not limited to the continued performance and satisfactory financial condition of the third parties on which the Company depends, particularly Williams as fuel supplier and purchaser of all electric energy and capacity produced and made available by the Facility as well as ancillary and fuel conversion services of the Company (as provided by the Power Purchase Agreement) and The Williams Companies, Inc. as guarantor of Williams’  performance under the Power Purchase Agreement.  Known and unknown risks, uncertainties and other factors outside the Company’s control may cause actual results to differ materially from its current expectations.  These risks, uncertainties and factors include but are not limited to risks and uncertainties related to the financial condition and continued performance of the third parties on which the Company depends, including Williams and The Williams Companies, Inc. and its affiliates, the possibility of unexpected problems related to the performance of the Facility, the possibility of unexpected expenses or lower than expected revenues and additional factors that are unknown to the Company or beyond its control.

The Company depends on Williams for both revenues and fuel supply under the Power Purchase Agreement. If Williams were to terminate or default under the Power Purchase Agreement, there would be a severe negative impact on the Company’s cash flow and financial condition which could result in a default on its senior secured bonds.  Due to  declines in power pool prices and increases in fuel gas prices, the Company would expect that if it were required to seek alternative purchasers of its power as a result of a default by Williams that any such alternate revenues would be substantially below the amounts that would have been otherwise payable pursuant to the Power Purchase Agreement.  There can be no assurance as to the Company’s ability to generate sufficient cash flow to cover operating expenses or its debt service obligations in the absence of a long-term Power Purchase Agreement with Williams.

4.             BONDS

On June 25, 1999, the Company issued $308.5 million in senior secured bonds for the purpose of providing financing for the construction of the Facility and to fund, through the construction period, interest payments to the bondholders. On May 12, 2000, the Company consummated an exchange offer whereby the holders of the senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds. Repayment of the bonds commenced with the quarterly payment on February 28, 2002. The remaining amount payable in 2005 is approximately $5.3 million. Annual principal repayments over the life of the bonds range from $1.97 million to $21.3 million. Repayment dates are February 28, May 31, August 31 and November 30 of each year, with the final payment due November 30, 2025.

Repayments subsequent to March 31, 2005 are as follows:

(000’s)

Year	Principal	Interest	Total
2005	$5,274	$19,390	$24,664
2006	7,156	25,304	32,460
2007	9,132	24,605	33,737
2008	11,352	23,723	35,075
2009	9,624	22,774	32,398
2010-2025	251,120	199,542	450,662

Total payments	$293,658	$315,338	$608,996

5.             EQUITY SUBSCRIPTION AGREEMENT

Pursuant to an Equity Subscription Agreement, Ironwood was required to contribute up to $50.1 million to the Company to fund construction after the bond proceeds had been fully utilized. As of March 31, 2005, Ironwood had made net contributions of $38.8 million of equity capital. No further funds are required to be contributed.

6.             POWER PURCHASE AGREEMENT

The Company has entered into a Power Purchase Agreement with Williams for the sale of all electric energy and capacity produced and made available by the Facility, as well as certain ancillary and fuel conversion services. The term of the Power Purchase Agreement is 20 years, commencing on December 28, 2001, the commercial operation date. Payment obligations to the Company are guaranteed by The Williams Companies, Inc.

Fuel Conversion and Other Services – Williams has the obligation to deliver, on an exclusive basis, all quantities of natural gas required by the Facility to generate electricity or ancillary services, to start up or shut down the plant and to operate the Facility during any period other than a start-up, shut-down or required dispatch by Williams for any reason.

Concentration of Credit Risk – Williams currently is the Company’s sole customer for purchases of capacity, ancillary services, and energy, and the Company’ sole source for fuel. Williams’ payments under the Power Purchase Agreement are expected to provide all of the Company’s revenues during the term of the Power Purchase Agreement. It is uncertain whether the Company would be able to find another purchaser or fuel source on similar terms for its Facility if Williams were not performing under the Power Purchase Agreement. Any material failure by Williams to make capacity and fuel conversion payments or to supply fuel under the Power Purchase Agreement would have a severe impact on the Company’s operations. The payment obligations of Williams under the Power Purchase Agreement are guaranteed by The Williams Companies, Inc. The guaranty by The Williams Companies, Inc., dated June 25, 1999 (the “Guaranty”) indicated the total aggregate liability to be approximately $408 million; as reduced from time to time as provided by a reduction schedule described in the guaranty (“Guaranty Cap”). At March 31, 2005, this amount was approximately $395 million.

Pursuant to the Power Purchase Agreement, in the event that Standard & Poors or Moody’s rates the long-term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The Williams Companies, Inc. is required to supplement The Williams Companies, Inc. guarantee with additional alternative security that is acceptable to the Company within 90 days after the loss of such investment grade rating.  According to published sources, The Williams Companies, Inc.’s long term senior unsecured debt has been rated below investment grade since 2002 by both S&P and Moody’s.

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

Since the Company depends on The Williams Companies, Inc. and its affiliates for both revenues and fuel supply under the Power Purchase Agreement, if The Williams Companies, Inc. and its affiliates were to terminate or default under the Power Purchase Agreement, there would be a severe negative impact to the Company’s cash flow and financial condition which could result in a default on the Company’s senior secured bonds.  Due to declines in pool prices and increases in fuel gas prices, the Company would expect that if required to seek alternative purchasers of its power as a result of a default by The Williams Companies, Inc. and its affiliates that any such alternate revenues would be substantially below the amounts that would have been otherwise payable pursuant to the Power Purchase Agreement.  There can be no assurance as to the Company’s ability to generate sufficient cash flow to cover operating expenses or debt service obligations in the absence of a long-term Power Purchase Agreement with Williams or its affiliates.

For the three months ended March 31, 2005, the Company has invoiced Williams approximately $12.2 million in respect of fixed payments, fuel conversion services, and ancillary services compared to $13.3 million for the comparable period of the preceding calendar year. Of this amount approximately $802,000 has been deferred in accordance with the Company’s revenue recognition policy as described in Note 2 for the three months ended March 31, 2005 compared to approximately $518,000 for the comparable period of the preceding calendar year.

7.          COMMITMENTS AND CONTINGENCIES

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

The arbitral panel’s award on Phase I of the arbitration found that Williams had misapplied the applicable rules of PJM Interconnection, L.L.C. in the billing dispute with the Company over the availability of the Facility.  The panel declined, however, to decide the Facility’s availability during 43 disputed maintenance events.  Instead, it encouraged the parties to reach a mutual resolution of the disputed events by applying the correct Pennsylvania-New Jersey-Maryland (“PJM”) rule and, failing mutual agreement, to submit the dispute to a third party engineer for resolution.  The parties are currently discussing possible resolution of the disputed events, and anticipate submitting any events that cannot be resolved by mutual agreement to a third party.  Until the matter is fully resolved, the availability of the Facility, and certain payments that are calculated based on availability, cannot be determined.  During 2004, Williams paid approximately $2.2 million in respect of availability bonus for 2002 and 2003. Approximately $1.8 million was recorded in operating revenues and approximately $415,000 was recorded as a reduction of bad debt expense, included in general and administrative costs for the year ended December 31, 2004. The parties are continuing to resolve the eleven outstanding availability issues and expect resolution during 2005.

Also as a result of the panel’s Phase I Award, the Company began pre-funding a cash account on a quarterly basis to reflect the maximum amount of a fuel conversion volume rebate that might be payable to Williams if the Facility operates the requisite number of hours to earn the maximum rebate available under the Power Purchase Agreement.  The maximum theoretical annual amount of the fuel conversion volume rebate is $1.7 million, but the account will not be fully funded during the course of the year if the Facility is not operated a sufficient number of hours to achieve the maximum fuel conversion volume rebate.  Depending on the amount of facility operation, the Company may be entitled to withdraw some of the funds deposited into the account during the second half of its fiscal year.  On April 1, 2004, the Company deposited $71,000. This amount is included with restricted cash. For the twelve months ended December 31, 2004, the Company determined that no additional liability had occurred and there was no liability for fuel conversion volume rebate for the entire year ended December 31, 2004. The funds were left in the restricted account in anticipation of any liability incurred during the first quarter of 2005. The Company has determined that no additional liability has been incurred for the three months ended March 31, 2005.  The Company will reassess this funding requirement for each subsequent quarter to determine the liability. The funding will be accomplished by transferring funds from an unrestricted account to the restricted account.

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

Maintenance – The Company, as assignee of Ironwood, has entered into the Maintenance Program Parts, Shop Repairs and Scheduled Outage TFA Services Contract, dated as of September 23, 1998, with Siemens Westinghouse by which Siemens Westinghouse will provide the Company with, among other things, combustion turbine parts, shop repairs and scheduled outage technical field assistance services. Siemens Westinghouse will provide the Company with specific combustion turbine maintenance services and spare parts for an initial term of between eight and ten years under a maintenance service agreement. The fees assessed by Siemens Westinghouse will be based on the number of equivalent base load hours accumulated by the applicable combustion turbine as adjusted for inflation.

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

The Company has entered into a contract with the Metropolitan Edison Company for the use of additional capacity of up to four hundred acre feet of water from the Merrill Creek. The fee for this is approximately $350,000 per year paid in advance on the payment dates of February 2 and July 2 of each year. Capacity became available on the commencement of commercial operations, December 28, 2001. The agreement will terminate on January 1, 2033. Additionally the Company will pay its allocable share of operations and maintenance costs of Merrill Creek.

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

8.             RECENT AND NEW ACCOUNTING PRONOUNCEMENTS

Implicit Variable Interest Entities.  In March 2005, the FASB issued Staff Position (FSP) No. FIN 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities”. This FSP clarifies that when applying the variable interest consolidation model, a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE. FSP No. FIN 46(R)-5 is effective as of April 1, 2005. Management is currently evaluating the effect that adoption of FSP No. FIN 46(R)-5 will have on the Company’s financial position and results of operations.

Asset Retirement Obligations.  In March 2005, the FASB issued FASB Interpretation No. (FIN) 47 “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”, which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143 “Accounting for Asset Retirement Obligations”. Specifically, FIN 47 provides that an asset retirement obligation is conditional when either the timing and (or) method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. Management is currently evaluating the effect that adoption of this interpretation will have on the Company’s financial position and results of operations.

9.             ASSET HELD FOR SALE

During 2002 the Company commenced installation of an auxiliary boiler to increase the efficiency of the Facility. The arbitration settlement of March 2003 determined that the Company has no obligation to install the auxiliary boiler as there would be no economic benefit produced by its installation. On July 24, 2003, the Company entered into a contract with a sales assistance company to facilitate the sale of the boiler. As of September 2003, total costs of the auxiliary boiler were approximately $886,000. The fair value less selling costs of the auxiliary boiler was estimated to be approximately $450,000 and has been included in asset held for sale. Approximately $436,000 was written off in 2003 and included in loss on disposal of assets in the statement of operations for the year ended December 31, 2003.

In November 2004, the fair value less selling costs of the auxiliary boiler was re-evaluated to be $100,000. Approximately $350,000 was written off in 2004 and included in loss on disposal of assets in the statement of operations for the year ended December 31, 2004.

The Company believes the asset will be sold during 2005.

10.          RELATED PARTY TRANSACTIONS

Effective June 1999, the Company entered into a 27-year development and construction management agreement with Prescott to provide certain support services required by the Company for the development and construction of the Facility referred to as the “Development and Operations Services Agreement”. Under this agreement Prescott also provides operations management services for the Facility. Payments for operations management services are approximately $400,000 per month, adjusted annually by the change in Gross Domestic Product, Implicit Price Deflator (“GDPIPD”).

Increases in GDPIPD have resulted in a 2005 monthly fee of approximately $447,000, compared to a monthly fee of approximately $435,000 for 2004. Total fees paid by the Company were approximately $1.3 million for the three months ended March 31, 2005 and 2004.  Under the services agreement between Prescott and The AES Corporation, The AES Corporation provides to Prescott all of the personnel and services necessary for Prescott to comply with its obligations under the operations agreement.

During the construction period, the construction management fees were paid to Prescott from the investment balances or from the Company’s parent funding. For the three months ended March 31, 2005 and 2004, approximately $1.3 million for both periods, in management fees were incurred and charged to operating expenses and $447,000 and $435,000 respectively, were payable to Prescott for the three months then ended.

Accounts receivable from parent and affiliates generally represents charges for certain AES projects that the Company has paid for and invoiced to the Company’s parent and affiliates. Accounts payable are generally amounts owed for shared services to the Company’s parent and affiliates. Accounts receivable from parent and affiliates were in the amount of $0 as of March 31, 2005 and December 31, 2004.  Accounts payable to AES and affiliates as of March 31, 2005 and 2004 amounted to $2.1 million and $1.9 million, respectively.

The Company is the primary source of contributions for the AES Ironwood Foundation (the “Foundation”), a non-profit organization founded to provide social responsibility to the local communities. The Company does not consolidate the financial statements of the Foundation into its financial statements as the Company does not control the operations of the Foundation, nor does the Company hold an ownership interest in the Foundation. The Company’s discretionary funding for the three months ended March 31, 2005 and 2004 was approximately $45,000 and $25,000, respectively.

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

•

unanticipated effects of the arbitration decision relating to our Power Purchase Agreement disputes with Williams and the possibility of future disputes or proceedings regarding the Power Purchase Agreement;

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

Energy Revenues

We generate energy revenues under our Power Purchase Agreement with Williams. During the 20-year term of the agreement, we also expect to sell electric energy and capacity produced and made available by the Facility, as well as ancillary and fuel conversion services. Under the Power Purchase Agreement, we also generate revenues from meeting (1) base electrical output guarantees and (2) heat rate bonuses through efficient electrical output.

Upon its expiration, or in the event that the Power Purchase Agreement is terminated prior to its 20- year term, we would seek to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short- or long-term power purchase or similar agreements.  There can be no assurances as to whether such efforts would be successful.

Operating Expenses

Under an agreement with Prescott., we are required to reimburse all operator costs on a monthly basis.  Operator costs generally consist of all direct costs and overhead. Additionally, a monthly operator fee of approximately $400,000, subject to annual adjustment, is payable on each bond payment date.

Recent and New Accounting Pronouncements

Implicit Variable Interest Entities.  In March 2005, the FASB issued Staff Position (FSP) No. FIN 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities”. This FSP clarifies that when applying the variable interest consolidation model, a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE. FSP No. FIN 46(R)-5 is effective as of April 1, 2005. We are currently evaluating the effect that adoption of FSP No. FIN 46(R)-5 will have on our financial position and results of operations.

Asset Retirement Obligations.  In March 2005, the FASB issued FASB Interpretation No. (FIN) 47 “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”, which clarifies the term “conditional asset retirement obligation” as used in

SFAS No. 143 “Accounting for Asset Retirement Obligations”. Specifically, FIN 47 provides that an asset retirement obligation is conditional when either the timing and (or) method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. We are currently evaluating the effect that adoption of this interpretation will have on the our financial position and results of operations.

Equity Contributions

Pursuant to an Equity Subscription Agreement, Ironwood was required to contribute up to $50.1 million to the Company to fund construction after the bond proceeds had been fully utilized. As of March 31, 2005, Ironwood had made net contributions of $38.8 million of equity capital. No further funds are required to be contributed.

Results of Operations

For the Three Months Ended March 31, 2005 and 2004

Operating revenues for the three months ended March 31, 2005 were approximately $12.2 million compared to $14.0 million for the comparable period of the prior calendar year. This amount consists of capacity payments of approximately $4.0 million per month in 2005 and 2004. There was a decrease in fuel conversion services in 2005 primarily because we were not dispatched during the three months ended March 31, 2005 and were dispatched approximately 242 hours for the comparable period of the prior calendar year; and no payments were received for fuel conversion and heat rate bonus in 2005. Additionally, during February 2004, Williams paid approximately $1.1 million with respect of undisputed availability bonus due to us for the year ended December 31, 2003. This amount was recognized as revenue for the three months ended March 31, 2004. Under EITF 91-6, as it applies to our Power Purchase Agreement, fixed capacity revenues are reflected on the straight-line basis over the life of the Power Purchase Agreement. Differences between the actual capacity payments and the straight-line method are recorded as deferred revenue.

Depreciation for the three months ended March 31, 2005 was flat compared to the comparable period of the prior calendar year.

Operating fees for the three months ended March 31, 2005 were flat compared to the comparable period of the prior calendar year. Operating fees are adjusted annually for inflation. We entered into a Development and Operations Services Agreement, dated as of June 1, 1999, with Prescott. by which Prescott provided development and construction management services and is providing operating and maintenance services for our Facility for a period of 27 years.

Operating costs for the three months ended March 31, 2005 were $985,000, compared with $822,000 for the comparable period of the prior calendar year. Other operating costs include, but are not limited to, fuel paid for Facility testing, non-dispatch payments, heat rate penalty and emissions allowances. The increase in 2005 is primarily due to higher costs paid for fuel used in the Facility’s winter capability test during February 2005. We are required to perform an annual winter capability test during the months of December through February. If the Facility is dispatched during those months, we can perform the test during a two hour period at base load. By performing the test during such a period, we are not required to pay for fuel used during the test, as fuel is supplied by Williams in such circumstances. During 2005 the plant was not dispatched and we were obligated to perform the test accordingly. During the same period in 2004, the Facility was dispatched, and we were able to perform the test during a dispatch period. The cost of fuel used for the test was $238,000 for the three months ended March 31, 2005 compared to $0 for the comparable period of the prior calendar year. Non-dispatch payments for the three months ended March 31, 2005 were $0 compared to approximately $17,000 for the comparable period of the prior calendar year.

For the three months ended March 31, 2005, interest expense on the bond proceeds was $6.5 million, compared to $6.7 million for the comparable period of the prior calendar year. The decrease in 2005 is due to payments of bond principal resulting in a lower interest calculation.

As a result of the foregoing, we had a net loss of $1.2 million for the three months ended March 31, 2005 compared to a net income of $459,000 for the comparable period of the prior calendar year.

Liquidity and Capital Resources

The minimum cash flow from Williams under the Power Purchase Agreement is approximately $4.3 million per month or approximately $49 million annually. Net operating cash outflows are approximately $1.3 million per month. The balance left will provide for senior debt interest and principal payments. We expect that current dispatch scenarios from Williams will yield cash flows in 2005 similar to 2004. Consistent with our revenue recognition policy discussed in Note 2 to the condensed financial statements, a portion of the amount collected has been deferred. Additionally, a significant monthly expenditure is for payment of our long term service agreement with Siemens Westinghouse. This agreement provides that we pay approximately $400 per gas turbine per equivalent operating hour. In the event we are not required to dispatch the facility, there is no charge. While operating at base load, the estimated monthly payment for the long term service agreement could be as much as $450,000. We believe that our cash flows are sufficient to fund our future operations and to satisfy our outstanding obligations.

We believe that cash flows from the sale of capacity, fuel conversion and ancillary services under the Power Purchase Agreement will be sufficient to pay ongoing project costs, including principal and interest on the senior secured bonds. After the Power Purchase Agreement expires, we will depend on market sales of electricity.

In order to provide liquidity in the event of cash flow shortfalls, the debt service reserve account contains an amount equal to the debt service reserve account required balance through cash funding, issuance of the debt service reserve letter of credit or a combination of the two. For the three months ended March 31, 2005 and 2004 cash provided from operating activities was approximately $3.2 million and $3.7 million, respectively.  Additions to net income to arrive at cash provided from operating activities include such non-cash expenses as depreciation and amortization of deferred financing costs.  For the three months ended March 31, 2005 and 2004 depreciation expense was $2.7 million for both periods, respectively and amortization expense for the three months ended March 31, 2005 and 2004 was $34,000 for both periods, respectively.  Additionally, amounts received from revenue deferred under EITF 91-6 are included as cash received from operating activities. Deferred revenue received for the three months ended March 31, 2005 and 2004 was approximately $802,000 and $518,000, respectively (Refer to Note 2 of the condensed financial statements).

For the three months ended March 31, 2005 net cash used in investing activities was $82,000 compared to net cash provided by investing activities of $437,000 for the three months ended March 31, 2004.

For the three months ended March 31, 2005 and 2004 net cash used in financing activities was approximately $1.8 million compared to $1.9 million for the three months year ended March 31, 2004.

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

Cash balances at March 31, 2005 and 2004 are as follows:

Unrestricted Cash (balance in 000’s)	March 31, 2005	December 31, 2004
Checking account – general & Cash Management Account	$265	$163
Revenue Account	8,466	7,161
Distribution Account	3	3
Total Unrestricted Cash	$8,734	$7,327

Restricted Cash (balances in 000’s)	March 31, 2005	December 31, 2004
Bond Interest Account	$2,211	$2,212
Bond Principal Payment Account	599	596
Operating and Maintenance Account	1,053	1,050
Major Maintenance Reserve Account	713	710
Debt Reserve LOC Account	29	27
Fuel Conversion Volume Rebate Account	72	71
Total Restricted Cash	$4,677	$4,666

Concentration of Credit Risk

Williams currently is our sole customer for purchases of capacity, ancillary services and energy, and the sole source for fuel. Williams’ payments under the Power Purchase Agreement are expected to provide all of our revenues during the term of the Power Purchase Agreement. It is uncertain whether we would be able to find another purchaser or fuel supplier on similar terms for the Facility if Williams were not performing under the Power Purchase Agreement. Any material failure by Williams to make capacity and fuel conversion payments or to supply fuel under the Power Purchase Agreement would have a severe impact on our operations. The payment obligations of Williams under the Power Purchase Agreement are guaranteed by The Williams Companies, Inc. The Guaranty by The Williams Companies, Inc., dated June 25, 1999 indicated the total aggregate liability to be approximately $408 million; as reduced from time to time as provided by a reduction schedule described in the guaranty (“Guaranty Cap”). At March 31, 2005, this amount was approximately $395 million.

Pursuant to the Power Purchase Agreement, in the event that Standard & Poors or Moody’s rates the long-term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The Williams Companies, Inc. is required to supplement The Williams Companies, Inc. guarantee with additional alternative security that is acceptable to the Company within 90 days after the loss of such investment grade rating.  According to published sources, The Williams Companies, Inc.’s long term senior unsecured debt has been rated below investment grade since 2002 by both S&P and Moody’s.

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

Description of Asset	Depreciable Life	Net Book Value at March 31, 2005	Net Book Value at December 31, 2004
		(in thousands)	(in thousands)

Plant	40	$217,796	$219,121
Buildings	40	807	812
Land Improvements	40	10,299	10,368
Equipment	40	1,959	1,975
Rotable Turbine Parts	7-28	42,132	43,104
Development Costs	25	21,161	21,431
Furniture & Fixtures	15	633	646
Data Processing Equipment	7	339	361
Vehicles	5	172	183
Projects	N/A	3,744	3,691
Spare Parts	N/A	2,727	2,710
		$301,769	$304,402

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

Also as a result of the panel’s Phase I Award, we will begin pre-funding a cash account on a quarterly basis to reflect the maximum amount of a fuel conversion volume rebate that might be payable to Williams if the Facility operates the requisite number of hours to earn the maximum rebate available under the Power Purchase Agreement.  The maximum theoretical amount of the fuel conversion volume rebate is $1.7 million, but the account will not be fully funded during the course of the year if the Facility is not operated a sufficient number of hours to achieve the maximum fuel conversion volume rebate.  Depending on the amount of Facility operation, we may be entitled to withdraw some of the funds deposited into the account during the second half of our fiscal year.  Based on the arbitral award, no payment for a fuel conversion volume rebates were due for 2002 or 2003. For the three months ended March 31, 2004, we determined that approximately $71,000 should be deposited into this account and did so on April 1, 2004. This amount is included with restricted cash. For the twelve months ended December 31, 2004, we determined that no additional liability had occurred and there was no liability for fuel conversion volume rebate for the entire year ended December 31, 2004. The funds were left in the restricted account in anticipation of any liability incurred during the first quarter of 2005. We have determined that no additional liability has been incurred for the three months ended March 31, 2005.  The Company will reassess this funding requirement for each subsequent quarter to determine the liability. The funding will be accomplished by transferring funds from an unrestricted account to the restricted account.

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

We will continue to discuss with Williams the calculation of these amounts but are unable to predict the outcome of these discussions and their potential impact on our ability to collect these revenue items either for 2005 or in the future.

Commitments

Bonds

Interest on the bonds is payable quarterly in arrears.  Quarterly principal payments on the bonds commenced on February 28, 2002.  The final maturity date for the bonds is November 30, 2025.

Repayments subsequent to March 31, 2005 are as follows:

(000’s)

Year	Principal	Interest	Total
2005	$5,274	$19,390	$24,664
2006	7,156	25,304	32,460
2007	9,132	24,605	33,737
2008	11,352	23,723	35,075
2009	9,624	22,774	32,398
2010-2025	251,120	199,542	450,662

Total payments	$293,658	$315,338	$608,996

Operations Agreement

We entered into a Development and Operations Services Agreement, dated as of June 1, 1999, with Prescott by which Prescott is providing development and construction management services and, after the commercial operation date, operating and maintenance services for our Facility for a period of 27 years. Under the operations agreement, Prescott is responsible for, among other things, preparing plans and budgets related to start-up and commercial operation of our Facility, providing qualified operating personnel, making repairs, purchasing consumables and spare parts (not otherwise provided under the maintenance services agreement) and providing other services as needed according to industry standards. Prescott is compensated for the services on a cost plus fixed-fee basis of $400,000 per month.  The fee is adjusted annually by the change in Gross Domestic Product, Implicit Price Deflator (“GDPIPD”).  Increases in GDPIPD have resulted in a 2005 monthly fee of approximately $447,000, compared to a monthly fee of approximately $435,000 for 2004. Total fees paid by us were approximately $1.3 million for the three months ended March 31, 2005 and 2004.  Under the services agreement between Prescott and The AES Corporation, The AES Corporation provides to Prescott all of the personnel and services necessary for Prescott to comply with its obligations under the operations agreement.

Maintenance Agreement

We, as assignee of Ironwood., have entered into the Maintenance Program Parts, Shop Repairs and Scheduled Outage TFA Services Contract, dated as of September 23, 1998, with Siemens Westinghouse by which Siemens Westinghouse will provide us with, among other things, combustion turbine parts, shop repairs and scheduled outage technical field assistance services.

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

Item 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer

(“CEO”) and chief financial officer (“CFO”), of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15-d-15 (e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of March 31, 2005.  The Company’s management, including the CEO and CFO, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

Based upon the controls evaluation performed, the CEO and CFO have concluded that as of March 31, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls.  In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which the Company has made and are continuing to make changes to improve and enhance controls.  Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

The Company had ongoing disputes, including arbitration with Williams, relating to the parties Power Purchase Agreement.  The arbitration was bifurcated into two phases, and an award was issued on Phase I on February 3, 2004.  The primary issue in Phase I related to various aspects of the availability of the Facility for the year ended December 31, 2002, including disputes over the amount of any availability bonus or penalty.  Phase II of the arbitration involves a dispute concerning the proper duration of Facility start-ups and shutdowns, including fuel used during start-ups and shutdowns.  While Phase I of the arbitration was limited to billing disputes in 2002, many of the same issues are disputed between the parties for 2003 billings. See Note 7 of the condensed financial statements.

Item 5.               OTHER INFORMATION

None

Item 6.               EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification by Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AES IRONWOOD, L.L.C.

Date: May 13, 2005	By:	/s/ A.W. Bergeron
A.W. Bergeron
President

Date: May 13, 2005	By:	/s/ Michael Carlson
Michael Carlson
Chief Financial Officer