Form 10-Q
period 2005-06-30
AES IRONWOOD LLC
filed 2005-08-15
CIK 1099291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Condensed Statements of Operations
Three and Six Months Ended June 30, 2005 and 2004

(Unaudited)

(dollars in thousands)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

OPERATING REVENUES:
Energy	$12,953	$13,304	$25,167	$27,268

OPERATING EXPENSES:
Depreciation	2,705	2,707	5,409	5,414
Operating fee	1,339	1,304	2,679	2,608
Operating costs	1,112	944	2,063	1,732
General and administrative costs	1,817	1,943	3,703	3,967
	6,973	6,898	13,854	13,721
Operating income	5,980	6,406	11,313	13,547

OTHER INCOME/(EXPENSE):
Other income	5	1	8	7
Interest income	100	19	176	35
Interest expense	(6,524)	(6,670)	(13,086)	(13,374)
NET (LOSS)/INCOME	$(439)	$(244)	$(1,589)	$215

See notes to condensed financial statements.

AES IRONWOOD, L.L.C.
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

Condensed Balance Sheets

as of June 30, 2005 and December 31, 2004

(Unaudited)

(dollars in thousands)

	June 30, 2005	December 31, 2004

ASSETS:
Current assets:
Unrestricted cash and cash equivalents	$9,335	$7,327
Restricted cash including debt service reserve	4,612	4,666
Interest receivable	30	16
Accounts receivable	5,085	4,453
Prepaid insurance	34	745
Prepaid expenses – other	149	232
Asset held for sale (Note 9)	100	100
Total current assets	19,345	17,539

Land	1,143	1,143
Property, plant, and equipment-net of accumulated depreciation of $36,981 and $31,572, respectively	299,654	304,402
Deferred financing costs-net of accumulated amortization of $850 and $781, respectively	2,785	2,854
Total assets	$322,927	$325,938
LIABILITIES AND MEMBER’S CAPITAL:

Current liabilities:
Accounts payable - trade	$566	$56
Accounts payable - property, plant and equipment	382	—
Accrued interest	2,175	2,180
Payable to AES and affiliates	1,735	2,132
Bonds payable – current	7,094	7,032
Total current liabilities	11,952	11,400

Deferred revenue	5,109	3,505
Bonds payable – non current	284,806	288,384

Total liabilities	301,867	303,289

Member’s capital:
Common stock, $1 par value-10 shares authorized, none issued or outstanding	—	—
Contributed capital	34,499	34,499
Member’s accumulated deficit	(13,439)	(11,850)

Total member’s capital	21,060	22,649
Total liabilities and member’s capital	$322,927	$325,938

See notes to condensed financial statements.

The condensed Balance Sheet at December 31, 2004 has been derived from the audited financial statements at that date.

AES IRONWOOD, L.L.C.

AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

Condensed Statement of Changes in Member’s Capital

From December 31, 2004

Through June 30, 2005

(Unaudited)

(dollars in thousands)

	Common Stock		Additional Paid - in	Member’s Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE DECEMBER 31, 2004	—	$—	$34,499	$(11,850)	$22,649
Net loss	—	—	—	(1,589)	(1,589)
BALANCE June 30, 2005	—	$—	$34,499	$(13,439)	$21,060

See notes to condensed financial statements.

AES IRONWOOD, L.L.C.
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004
OPERATING ACTIVITIES:
Net (loss) income	$(1,589)	$215
Amortization of deferred financing costs	69	68
Depreciation	5,409	5,414
Change in:
Interest receivable	(14)	(1)
Accounts receivable	(632)	(156)
Prepaid insurance	711	591
Prepaid expense - other	83	90
Inventory	—	1
Accounts payable - trade	510	671
Accrued interest	(5)	(23)
Payable to AES and affiliates	(397)	361
Deferred revenue	1,604	1,054
Net cash provided by operating activities	5,749	8,285

INVESTING ACTIVITIES:
Payments for property, plant and equipment	(279)	(1,045)
Withdrawals from restricted cash accounts	24,269	24,816
Deposits to restricted cash accounts	(24,215)	(24,871)
Net cash used in investing activities	(225)	(1,100)

FINANCING ACTIVITIES:
Repayments for bonds	(3,516)	(3,178)
Repayments on note	—	(747)
Net cash used in financing activities	(3,516)	(3,925)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,008	3,260
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,327	2,366
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,335	$5,626

SUPPLEMENTAL DISCLOSURE:
Interest paid	$13,022	$13,328
Insurance note payable	—	1,849
Non-cash changes in investing activities:
Property, plant and equipment	382	—

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

As of June 30, 2005, accounts receivable of approximately $5.1 million consists of unpaid invoices from Williams. As of December 31, 2004, accounts receivable of approximately $4.5 million consisted of unpaid invoices from Williams.

The condensed Balance Sheet at December 31, 2004 has been derived from the audited financial statements at that date.

Certain reclassifications have been made to conform to the current presentation.  Such reclassifications also include the correction for $4.3 million of dividends that were erroneously recorded against member’s accumulated deficit.  In the absence of retained earnings, the Company should have recorded the dividends as a reduction to contributed capital, a component of total member’s capital.  This correction had no impact on total member’s capital.

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

3.                                      OPERATIONS

Since achieving commercial operations in December 2001, the Company is eligible to receive variable operations and maintenance payments, total fixed payments and other payments for the delivery of fuel conversion, capacity and ancillary services.  Since December 28, 2001, Williams has not requested that the Company dispatch the Facility to a significant degree. The minimum capacity payments provided for under the Power Purchase Agreement have been the Company’s primary source of operating revenues, representing $12.1 million and $24.2 million of the Company’s total operating revenues for the three and six months ended June 30, 2005 compared to $12.0 million and $24.1 million for the three and six months ended June, 2004.  For the six months ended June 30, 2005, approximately $1.6 million has been deferred consistent with the Company’s revenue recognition policy discussed in Note 2.

The Company has used these operating revenues, together with interest income from the investment of operating funds to pay its operating expenses and other operations and maintenance expenses.

The Company was dispatched by Williams in May and June 2005. The Company was not dispatched by Williams in January, February, March and April 2005 and can provide no assurance that the Company will be dispatched in the future.  In the event that the Facility is not dispatched, the Company’s operating revenues will consist of minimum capacity payments under the Power Purchase Agreement.

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

4.                                      BONDS PAYABLE

On June 25, 1999, the Company issued $308.5 million in senior secured bonds for the purpose of providing financing for the construction of the Facility and to fund, through the construction period, interest payments to the bondholders. On May 12, 2000, the Company consummated an exchange offer whereby the holders of the senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds. Repayment of the bonds commenced with the quarterly payment on February 28, 2002. The remaining amount payable in 2005 is approximately $3.5 million. Annual principal repayments over the life of the bonds range from $1.97 million to $21.3 million. Repayment dates are February 28, May 31, August 31 and November 30 of each year, with the final payment due November 30, 2025.

Repayments subsequent to June 30, 2005 are as follows:

(000’s)

Year	Principal	Interest	Total
2005	$3,516	$12,888	$16,404
2006	7,156	25,304	32,460
2007	9,132	24,605	33,737
2008	11,352	23,723	35,075
2009	9,624	22,774	32,398
2010-2025	251,120	199,542	450,662

Total payments	$291,900	$308,836	$600,736

5.                                      EQUITY SUBSCRIPTION AGREEMENT

Pursuant to an Equity Subscription Agreement, as of June 30, 2005, Ironwood had made net contributions of $38.8 million of equity capital. No further funds are required to be contributed.

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

Concentration of Credit Risk – Williams currently is the Company’s sole customer for purchases of capacity, ancillary services, and energy, and the Company’ sole source for fuel. Williams’ payments under the Power Purchase Agreement are expected to provide all of the Company’s revenues during the term of the Power Purchase Agreement. It is uncertain whether the Company would be able to find another purchaser or fuel source on similar terms for its Facility if Williams were not performing under the Power Purchase Agreement. Any material failure by Williams to make capacity and fuel conversion payments or to supply fuel under the Power Purchase Agreement would have a severe impact on the Company’s operations. The payment obligations of Williams under the Power Purchase Agreement are guaranteed by The Williams Companies, Inc. The guaranty by The Williams Companies, Inc., dated June 25, 1999 (the “Guaranty”) indicated the total aggregate liability to be approximately $408 million; as reduced from time to time as provided by a reduction schedule described in the guaranty (“Guaranty Cap”). At June 30, 2005, this amount was approximately $392 million.

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

To satisfy the requirements of the Power Purchase Agreement, on September 20, 2002, Citibank, N.A. issued a $35 million Irrevocable Standby Letter of Credit (the “Letter of Credit”) on behalf of Williams. The Letter of Credit does not alter, modify, amend or nullify the guaranty issued by The Williams Companies, Inc. in favor of the Company and is considered to be additional security to the security amounts provided by such guaranty. The Letter of Credit became effective on September 20, 2002 and expired upon the close of business on July 10, 2003; except that the Letter of Credit will be automatically extended without amendment for successive one year periods from the present or any future expiration date hereof, unless Citibank, N.A. provides written notice of its election not to renew the Letter of Credit at least thirty days prior to any such expiration date. In July 2005, Citibank, N.A. sent notification that the letter of credit will be extended to July 12, 2006. Additionally, in a Letter Agreement dated September 20, 2002, Williams agreed to (a) provide eligible credit support prior to the stated expiration date of the Letter of Credit and (b) replenish any portion of the Letter of Credit or eligible credit support that is drawn, reduced, cashed or redeemed, at any time, with an equal amount of eligible credit support. Within twenty days prior to the expiration of the Letter of Credit and/or any expiration date of eligible credit support posted by Williams, Williams shall post eligible credit support to the Company in place of the Letter of Credit and/or any expiring eligible credit support unless The Williams Companies, Inc. regains and maintains its investment grade status, in which case the Letter of Credit or eligible credit support shall automatically terminate and no additional eligible credit support shall be required.  The Company and Williams acknowledge that the posting of such Letter of Credit and Williams’ agreement and performance of the requirements of (a) and (b) as set forth in the immediately preceding sentence shall be in full satisfaction of Williams’ obligations contained in Section 19.3 of the Power Purchase

Agreement to provide replacement security due to the downgrade of The Williams Companies, Inc. falling below investment grade status.

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

For the three and six months ended June 30, 2005, the Company has invoiced Williams approximately $13.0 million and $25.1 million respectively, in respect of fixed payments, fuel conversion services, and ancillary services compared to $13.3 million and $26.1 million respectively, for the comparable period of the preceding calendar year. Of this amount approximately $802,000 and $1.6 million has been deferred in accordance with the Company’s revenue recognition policy as described in Note 2 for the three and six months ended June 30, 2005 compared to approximately $535,000 and $1.1 million for the comparable periods of the preceding calendar year.

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

Also as a result of the panel’s Phase I Award, the Company began pre-funding a cash account on a quarterly basis to reflect the maximum amount of a fuel conversion volume rebate that might be payable to Williams if the Facility operates the requisite number of hours to earn the maximum rebate available under the Power Purchase Agreement.  The maximum theoretical annual amount of the fuel conversion volume rebate is $1.7 million, but the account will not be fully funded during the course of the year if the Facility is not operated a sufficient number of hours to achieve the maximum fuel conversion volume rebate.  Depending on the amount of facility operation, the Company may be entitled to withdraw some of the funds deposited into the account during the second half of its fiscal year.  On April 1, 2004, the Company deposited $71,000. This amount is included with restricted cash. For the twelve months ended December 31, 2004, the Company determined that no additional liability had occurred and there was no liability for fuel conversion volume rebate for the entire year ended December 31, 2004. The funds were left in the restricted account in anticipation of any liability incurred during the first quarter of 2005. The Company has determined that no additional liability has been incurred for the six months ended June 30, 2005.  The Company will reassess this funding requirement for each subsequent quarter to determine the liability. The funding will be accomplished by transferring funds from an unrestricted account to the restricted account.

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

The Maintenance Services Agreement indicates that the Company will pay fees each month based on a stated amount for each equivalent base load hour (“EBH”) of the combustion turbines, adjusted for inflation, over the term of the agreement.  However, if a scheduled maintenance outage occurs prior to 8,000 EBH’s being accumulated since the last scheduled maintenance outage for that turbine, the Company will be invoiced the remaining amount to equate to 8,000 hours (“true-up”). In the event the Company is not required to dispatch the facility, there is no charge for that month.

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

8.                                      RECENT AND NEW ACCOUNTING PRONOUNCEMENTS

Implicit Variable Interest Entities.  In March 2005, the FASB issued Staff Position (FSP) No. FIN 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities”. This FSP clarifies that when applying the variable interest consolidation model, a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE. FSP No. FIN 46(R)-5 is effective as of April 1, 2005. Adoption of FSP No. FIN 46(R)-5 will not have a material affect on the Company’s financial position and results of operations.

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

Prescott is also compensated for its maintenance and operation services on a cost basis, and it also receives certain management fees which it passes on to The AES Corporation.  Payments for management fees are approximately $400,000 per month, adjusted annually by the change in Gross Domestic Product, Implicit Price Deflator (“GDPIPD”).

For the six-month periods ended June 30, 2005 and 2004 the Company paid Prescott a total of $3.0 million and $3.4 million, respectively, for their maintenance and operations services and $2.7 million and $2.6 million, respectively, for management fees. Under the services agreement between Prescott and The AES Corporation, The AES Corporation provides to Prescott all of the personnel and services necessary for Prescott to comply with its obligations under the operations agreement.

Accounts receivable from parent and affiliates generally represents charges for certain AES projects that the Company has paid for and invoiced to the Company’s parent and affiliates. Accounts payable are generally amounts owed for shared services to the Company’s parent and affiliates. Accounts receivable from parent and affiliates were in the amount of $0 as of June 30, 2005 and December 31, 2004.  Accounts payable to AES and affiliates as of June 30, 2005 and December 31, 2004 amounted to $1.7 million and $2.1 million, respectively.

The Company is the primary source of contributions for the AES Ironwood Foundation (the “Foundation”), a non-profit organization founded to provide social responsibility to the local communities. The Company does not consolidate the financial statements of the Foundation into its financial statements as the Company does not control the operations of the Foundation, nor does the Company hold an ownership interest in the Foundation. The Company’s discretionary funding for the three and six month periods ended June 30, 2005 were $35,000 and $80,000, respectively, compared to $32,000 and $57,000, respectively for the comparable periods of the preceding calendar year.

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

Recent Developments

On July 30, 2005, a bearing on the steam turbine generator exhibited a higher than expected degree of vibration during a normal shut-down of the Facility. During the next day’s start-up, the controls monitoring the vibration prevented the Facility from starting. The Facility is currently in a forced outage to trouble-shoot and repair the steam turbine generator. At this time, while we cannot estimate the financial impact from the outage or the loss of availability, we do not expect the outage to have a material impact on our financial position and results of operations.

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

Operating Expenses

Under an agreement with Prescott, we are required to reimburse all operator costs on a monthly basis.  Operator costs generally consist of all direct costs and overhead. Additionally, a monthly operator fee of approximately $400,000, subject to annual adjustment, is payable on each bond payment date.

Equity Contributions

Pursuant to an Equity Subscription Agreement, Ironwood was required to contribute up to $50.1 million to the Company to fund construction after the bond proceeds had been fully utilized. As of June 30, 2005, Ironwood had made net contributions of $38.8 million of equity capital. No further funds are required to be contributed.

Recent and New Accounting Pronouncements

Implicit Variable Interest Entities.  In March 2005, the FASB issued Staff Position (FSP) No. FIN 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities”. This FSP clarifies that when applying the variable interest consolidation model, a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE. FSP No. FIN 46(R)-5 is effective as of April 1, 2005. Adoption of FSP No. FIN 46(R)-5 will not have a material effect on our financial position and results of operations.

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

Results of Operations

For the Three Months Ended June 30, 2005 and 2004

Operating revenues for the three months ended June 30, 2005 were approximately $13.0 million compared to $13.3 million for the comparable period of the prior calendar year. This amount consists of capacity payments of approximately $4.0 million per month in 2005 and 2004. There was a decrease in fuel conversion services in 2005 primarily because we were dispatched less during the three months ended June 30, 2005 compared to the comparable period of the prior year. The facility was dispatched approximately 305 hours during the three months ended June 30, 2005 compared to 448 hours for the comparable period of the prior calendar year. Under EITF 91-6, as it applies to our Power Purchase Agreement, fixed capacity revenues are reflected on the straight-line basis over the life of the Power Purchase Agreement. Differences between the actual capacity payments and the straight-line method are recorded as deferred revenue.

Operating costs for the three months ended June 30, 2005 were $1.1 million, compared with $944,000 for the comparable period of the prior calendar year. Other operating costs include, but are not limited to, fuel paid for Facility testing, non-dispatch payments, heat rate penalty and emissions allowances. Non-dispatch payments for the three months ended June 30, 2005 were $320,000 compared to approximately $9,000 for the comparable period of the prior calendar year.

General and administrative costs for the three months ended June 30, 2005 were $1.8 million, compared to $1.9 million for the comparable period of the prior calendar year. The decease in 2005 is primarily due to lower expense for insurance costs.

Interest income for the three months ended June 30, 2005 was $100,000, compared with $19,000 for the comparable period of the prior calendar year. The increase in interest income is due to higher average cash balances in 2005.

For the three months ended June 30, 2005, interest expense was $6.5 million, compared to $6.7 million for the comparable period of the prior calendar year. The decrease in 2005 is due to payments of bond principal resulting in lower interest expense.

As a result of the foregoing, we had a net loss of $439,000 for the three months ended June 30, 2005 compared to a net loss of $244,000 for the comparable period of the prior calendar year.

For the Six Months Ended June 30, 2005 and 2004

Operating revenues for the six months ended June 30, 2005 were approximately $25.2 million compared to $27.3 million for the comparable period of the prior calendar year. This amount consists of capacity payments of approximately $4.0 million per month in 2005 and 2004. There was a decrease in fuel conversion services in 2005 primarily because we were dispatched approximately 305 hours during the six months ended June 30, 2005 and were dispatched approximately 690 hours for the comparable period of the prior calendar year. Additionally, during February 2004, Williams paid approximately $1.1 million with respect of undisputed availability bonus due to us for the year ended December 31, 2003. This amount was recognized as revenue for the six months ended June 30, 2004. Under EITF 91-6, as it applies to our Power Purchase Agreement, fixed capacity revenues are reflected on the straight-line basis over the life of the Power Purchase Agreement. Differences between the actual capacity payments and the straight-line method are recorded as deferred revenue.

Operating costs for the six months ended June 30, 2005 were $2.1 million, compared with $1.7 million for the comparable period of the prior calendar year. Other operating costs include, but are not limited to, fuel paid for Facility testing, non-dispatch payments, heat rate penalty and emissions allowances. The increase in 2005 is primarily due to higher costs paid for fuel used in the Facility’s winter capability test during February 2005 and the cost of non-dispatch payments. We are required to perform an annual winter capability test during the months of December through February. If the Facility is dispatched during those months, we can perform the test during a two hour period at base load. By performing the test during such a period, we are not required to pay for fuel used during the test, as fuel is supplied by Williams in such circumstances. During the period ended March 31, 2005, the plant was not dispatched and we were obligated to perform the test accordingly. During the same period in 2004, the Facility was dispatched, and we were able to perform the test during a dispatch period. The cost of fuel used for the test was $238,000 for the six months ended June 30, 2005 compared to $0 for the comparable period of the prior calendar year. Non-dispatch payments for the six months ended June 30, 2005 were $320,000 compared to $26,000 for the comparable period of the prior calendar year.

General and administrative costs for the six months ended June 30, 2005 were $3.7 million, compared with $4.0 million for the comparable period of the prior calendar year. During 2004 approximately $367,000 of legal cost was included in the six-month period ended June 30, 2004. Much of the legal expense was in respect of costs incurred with the arbitration settlement in February 2004.

Interest income for the six months ended June 30, 2005 was $176,000, compared with $35,000 for the comparable period of the prior calendar year. The increase in interest income is due to higher average cash balances in 2005.

For the six months ended June 30, 2005, interest expense was $13.1 million, compared to $13.3 million for the comparable period of the prior calendar year. The decrease in 2005 is due to payments of bond principal resulting in lower interest expense.

As a result of the foregoing, we had a net loss of $1.6 million for the six months ended June 30, 2005 compared to a net income of $215,000 for the comparable period of the prior calendar year.

Liquidity and Capital Resources

The minimum cash flow from Williams under the Power Purchase Agreement is approximately $4.3 million per month or approximately $51 million annually. Net operating cash outflows are approximately $1.3 million per month. The balance left will provide for senior debt interest and principal payments. We expect that current dispatch scenarios from Williams will yield cash flows in 2005 similar to 2004. Consistent with our revenue recognition policy discussed in Note 2 to the condensed financial statements, a portion of the amount collected has been deferred. Additionally, a significant monthly expenditure is for payment of our long term service agreement with Siemens Westinghouse. This agreement provides that we pay approximately $400 per gas turbine per equivalent operating hour, adjusted by inflation. In the event we are not required to operate the facility, there is no charge. While operating at base load, the estimated monthly payment for the long term service agreement could be as much as $450,000. We believe that our cash flows are sufficient to fund our future operations and to satisfy our outstanding obligations.

We believe that cash flows from the sale of capacity, fuel conversion and ancillary services under the

Power Purchase Agreement will be sufficient to pay ongoing project costs, including principal and interest on the senior secured bonds. After the Power Purchase Agreement expires, we will depend on market sales of electricity.

In order to provide liquidity in the event of cash flow shortfalls, the debt service reserve account contains an amount equal to the debt service reserve account required balance through cash funding, issuance of the debt service reserve letter of credit or a combination of the two. For the six months ended June 30, 2005 and 2004 cash provided from operating activities was approximately $5.7 million and $8.3 million, respectively.  Additions to net income to arrive at cash provided from operating activities include such non-cash expenses as depreciation and amortization of deferred financing costs.  For the six months ended June 30, 2005 and 2004 depreciation expense was $5.4 million for both periods, respectively and amortization expense for the six months ended June 30, 2005 and 2004 was $68,000 for both periods, respectively.  Additionally, amounts received from revenue deferred under EITF 91-6 are included as cash received from operating activities. Deferred revenue received for the six months ended June 30, 2005 and 2004 was approximately $1.6 million and $1.1 million, respectively (Refer to Note 2 of the condensed financial statements).

For the six months ended June 30, 2005 net cash used in investing activities was $225,000 compared to net cash provided by investing activities of $1.1 million for the six months ended June 30, 2004.

For the six months ended June 30, 2005 and 2004 net cash used in financing activities was approximately $3.5 million compared to $3.9 million for the six months ended June 30, 2004.

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

Cash balances at June 30, 2005 and December 31, 2004 are as follows:

Unrestricted Cash (balance in 000’s)	June 30, 2005	December 31, 2004
Checking account – general & Cash Management Account	$106	$163
Revenue Account	9,226	7,161
Distribution Account	3	3
Total Unrestricted Cash	$9,335	$7,327

Restricted Cash (balances in 000’s)	June 30, 2005	December 31, 2004
Bond Interest Account	$2,156	$2,212
Bond Principal Payment Account	587	596
Operating and Maintenance Account	1,058	1,050
Major Maintenance Reserve Account	717	710
Debt Reserve LOC Account	22	27
Fuel Conversion Volume Rebate Account	72	71
Total Restricted Cash	$4,612	$4,666

Concentration of Credit Risk

Williams currently is our sole customer for purchases of capacity, ancillary services and energy, and the sole source for fuel. Williams’ payments under the Power Purchase Agreement are expected to provide all of our revenues during the term of the Power Purchase Agreement. It is uncertain whether we would be able to find another purchaser or fuel supplier on similar terms for the Facility if Williams were not performing under the Power Purchase Agreement. Any material failure by Williams to make capacity and fuel conversion payments or to supply fuel under the Power Purchase Agreement would have a severe impact on our operations. The payment obligations of Williams under the Power Purchase Agreement are guaranteed by The Williams Companies, Inc. The Guaranty by The Williams Companies, Inc., dated June 25, 1999 indicated the total aggregate liability to be approximately $408 million; as reduced from time to time as provided by a reduction schedule described in the guaranty (“Guaranty Cap”). At June 30, 2005, this amount was approximately $392 million.

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

To satisfy the requirements of the Power Purchase Agreement, on September 20, 2002, Citibank, N.A. issued a $35 million Irrevocable Letter of Credit (the “Letter of Credit”) on behalf of Williams. The Letter of Credit does not alter, modify, amend or nullify the guaranty issued by The Williams Companies, Inc. in favor of us and is considered to be additional security to the security amounts provided by such guaranty. The Letter of Credit became effective on September 20, 2002 and expired upon the close of business on July 10, 2003; except that the Letter of Credit will be automatically extended without amendment for successive one year periods from the present or any future expiration date hereof, unless Citibank, N.A. provides written notice of its election not to renew the Letter of Credit at least thirty days prior to any such expiration date. During July 2005, Citibank, N.A. notified us that the letter of credit will be extended to July 12, 2006. Additionally, in a Letter Agreement dated September 20, 2002, Williams agreed to (a) provide Eligible Credit Support prior to the stated expiration date of the Letter of Credit and (b) replenish any portion of the Letter of Credit or Eligible Credit Support that is drawn, reduced, cashed or redeemed, at any time, with an equal amount of Eligible Credit Support. Within twenty days prior to the expiration of the Letter of Credit and/or any expiration date of eligible credit support posted by Williams, Williams shall post eligible credit support to us in place of the Letter of Credit and/or any expiring eligible credit support unless The Williams Companies, Inc. regains and maintains its investment grade status, in which case the Letter of Credit or eligible credit support shall automatically terminate and no additional eligible credit support shall be required. We and Williams acknowledge that the posting of such Letter of Credit and Williams’ agreement and performance of the requirements of (a) and (b) as set forth in the immediately preceding sentence shall be in full satisfaction of Williams’ obligations contained in Section 19.3 of the Power Purchase Agreement to provide replacement security due to the downgrade of The Williams Companies, Inc. falling below investment grade status.

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

Description of Asset	Depreciable Life	Net Book Value at June 30, 2005	Net Book Value at December 31, 2004
		(in thousands)	(in thousands)

Plant	40	$216,523	$219,121
Buildings	40	801	812
Land Improvements	40	10,230	10,368
Equipment	40	1,950	1,975
Rotable Turbine Parts	7-28	41,160	43,104
Development Costs	25	20,890	21,431
Furniture & Fixtures	15	620	646
Data Processing Equipment	7	317	361
Vehicles	5	161	183
Projects	N/A	4,238	3,691
Spare Parts	N/A	2,764	2,710
		$299,654	$304,402

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

Also as a result of the panel’s Phase I Award, we will begin pre-funding a cash account on a quarterly basis to reflect the maximum amount of a fuel conversion volume rebate that might be payable to Williams if the Facility operates the requisite number of hours to earn the maximum rebate available under the Power Purchase Agreement.  The maximum theoretical amount of the fuel conversion volume rebate is $1.7 million, but the account will not be fully funded during the course of the year if the Facility is not operated a sufficient number of hours to achieve the maximum fuel conversion volume rebate.  Depending on the amount of Facility operation, we may be entitled to withdraw some of the funds deposited into the account during the second half of our fiscal year.  Based on the arbitral award, no payment for a fuel conversion volume rebates were due for 2002 or 2003. For the three months ended March 31, 2004, we determined that approximately $71,000 should be deposited into this account and did so on April 1, 2004. This amount is included with restricted cash. For the twelve months ended December 31, 2004, we determined that no additional liability had occurred and there was no liability for fuel conversion volume rebate for the entire year ended December 31, 2004. The funds were left in the restricted account in anticipation of any liability incurred during the first quarter of 2005. We have determined that no additional liability has been incurred for the six months ended June 30, 2005.  The Company will reassess this funding requirement for each subsequent quarter to determine the liability. The funding will be accomplished by transferring funds from an unrestricted account to the restricted account.

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

Repayments subsequent to June 30, 2005 are as follows:

(000’s)

Year	Principal	Interest	Total
2005	$3,516	$12,888	$16,404
2006	7,156	25,304	32,460
2007	9,132	24,605	33,737
2008	11,352	23,723	35,075
2009	9,624	22,774	32,398
2010-2025	251,120	199,542	450,662

Total payments	$291,900	$308,836	$600,736

Operations Agreement

We entered into a Development and Operations Services Agreement, dated as of June 1, 1999, with Prescott by which Prescott is providing development and construction management services and, after the commercial operation date, operating and maintenance services for our Facility for a period of 27 years. Under the operations agreement, Prescott is responsible for, among other things, preparing plans and budgets related to start-up and commercial operation of our Facility, providing qualified operating personnel, making repairs, purchasing consumables and spare parts (not otherwise provided under the maintenance services agreement) and providing other services as needed according to industry standards. Prescott is compensated for the services on a cost plus fixed-fee basis of $400,000 per month.  The fee is adjusted annually by the change in Gross Domestic Product, Implicit Price Deflator (“GDPIPD”).  Increases in GDPIPD have resulted in a 2005 monthly fee of approximately $447,000, compared to a monthly fee of approximately $435,000 for 2004. Total fees paid by us were approximately $1.3 million and $2.6 million for the three and six months ended June 30, 2005. Under the services agreement between Prescott and The AES Corporation, The AES Corporation provides to Prescott all of the personnel and services necessary for Prescott to comply with its obligations under the operations agreement.

Maintenance Agreement

We, as assignee of Ironwood, have entered into the Maintenance Program Parts, Shop Repairs and Scheduled Outage TFA Services Contract, dated as of September 23, 1998, with Siemens Westinghouse by which Siemens Westinghouse will provide us with, among other things, combustion turbine parts, shop repairs and scheduled outage technical field assistance services.

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

Item 4.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15-d-15 (e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of June 30, 2005.  The Company’s management, including the CEO and CFO, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

Based upon the controls evaluation performed, the CEO and CFO have concluded that as of June 30, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.  In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which the Company has made and are continuing to make changes to improve and enhance controls.  Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the six months ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.            LEGAL PROCEEDINGS

The Company had ongoing disputes, including arbitration with Williams, relating to the parties Power Purchase Agreement.  The arbitration was bifurcated into two phases, and an award was issued on Phase I on February 3, 2004.  The primary issue in Phase I related to various aspects of the availability of the Facility for the year ended December 31, 2002, including disputes over the amount of any availability bonus or penalty.  Phase II of the arbitration involved a dispute concerning the proper duration of Facility start-ups and shutdowns, including fuel used during start-ups and shutdowns. Phase II was closed in April 2004. While Phase I of the arbitration was limited to billing disputes in 2002, many of the same issues are disputed between the parties for 2003 billings. See Note 7 of the condensed financial statements.

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

AES IRONWOOD, L.L.C.

Date: August 15, 2005	By:	/s/ Scott Miller
Scott Miller
President

Date: August 15, 2005	By:	/s/ Michael Carlson
Michael Carlson
Chief Financial Officer